Form 10-Q
period 2009-02-28
Community Alliance, Inc.
filed 2009-04-20
CIK 1443202

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[x]     Quarterly Report Pursuant to Section 13 or 15(d) Securities
Exchange Act of 1934 for Quarterly Period Ended February 28, 2009

-OR-

[ ]     Transition Report Pursuant to Section 13 or 15(d) of the
Securities And Exchange Act of 1934 for the transaction period from _________ to________

Commission File Number             0-53406

Community Alliance, Inc.
--------------------------------------------
(Exact name of registrant as specified in its charter)

       Nevada                                          42-1663174
(State or other jurisdiction                       (I.R.S. Employer
of incorporation or organization)                    Identification
                                                         number)

4980 Silver Pine Drive
Castle Rock, Co                           80108
(Address of principal executive offices) (Zip Code)

Registrant's telephone number, including area code:  (303) 730-7939

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  [x]      No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerate filer, or a small reporting company as defined by Rule 12b-2 of the Exchange Act):

Large accelerated filer [ ]      Non-accelerated filer [ ]
Accelerated filer  [ ]           Smaller reporting company [x]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  [ ]      No [x]

The number of outstanding shares of the registrant's common stock, February 28, 2009:

  Common Stock  -  1,507,000

COMMUNITY ALLIANCE, INC.
FORM 10-Q
For the quarterly period ended February 28, 2009
INDEX

                                                             Page
                                                             ----

PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements (Unaudited)                      3
Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of Operations      10
Item 3.  Quantitative and Qualitative Disclosure About
           Market Risk                                        12
Item 4T. Controls and Procedures                              12

PART II - OTHER INFORMATION
Item 1.  Legal Proceedings                                    14
Item 1A. Risk Factors                                         14
Item 2.  Unregistered Sales of Equity Securities and Use
           of Proceeds                                        14
Item 3.  Defaults upon Senior Securities                      14
Item 4.  Submission of Matters to a Vote of Security
           Holders                                            14
Item 5.  Other Information                                    14
Item 6.  Exhibits                                             14

SIGNATURES

PART I
Item I - FINANCIAL STATEMENTS

COMMUNITY ALLIANCE, INC.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS

                                                                          Feb. 28
                                                          Nov. 30           2009
                                                            2008        (Unaudited)
                                                         ---------      -----------
ASSETS
Current assets
  Cash                                                     $ 21,776      $  7,691
  Sub-license accounts receivable - current                       -             -
  Deferred license expense - current                         16,000        12,000
                                                           --------      --------
         Total current assets                                37,776        19,691
                                                           --------      --------
  Sub-license accounts receivable                                 -             -
  Deferred license expense                                    2,654         2,654
                                                           --------      --------
                                                              2,654         2,654
                                                           --------      --------
Total Assets                                               $ 40,430      $ 22,345
                                                           ========      ========

LIABILITIES & STOCKHOLDERS' EQUITY

Current liabilities
  Accounts payable                                         $      -      $      -
  License account payable-related party                      35,050        35,050
  Due to parent company                                       5,775         5,775
  Unearned revenue - current                                  2,000         1,500
                                                           --------      --------
                                                             42,825        42,325
             Total current liabilities                     --------      --------
  Notes payable - related party                              37,250        37,250
  Accrued interest payable                                        -            82
  Unearned revenue                                            1,841         1,841
                                                           --------      --------
                                                            39,091         39,173
                                                           --------      --------
Total Liabilities                                           81,916         81,498
                                                           --------      --------
Stockholders' Equity
  Preferred stock, $.001 par value;
    5,000,000 shares authorized;
    none issued and outstanding                                   -             -
  Common stock, $.001 par value;
    95,000,000 shares authorized;
    1,507,000 shares issued and outstanding                   1,507         1,507
  Additional paid in capital                                 28,493        28,493




  Deficit accumulated during the
    development stage                                       (71,486)      (89,153)
                                                           --------      --------
Total Stockholders' Equity                                  (41,486)       (59,153)
                                                           --------       --------
Total Liabilities and Stockholders' Equity                  $ 40,430      $ 22,345
                                                            ========      ========

The accompanying notes are an integral part of the consolidated financial statements.

COMMUNITY ALLIANCE, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                         Feb. 22, 2005
                                        Three Months      Three Months    (Inception)
                                            Ended           Ended          Through
                                        Feb. 28, 2008    Feb. 28, 2009   Feb. 28, 2009
                                         -------------   -------------    ------------
Sales                                      $   1,000       $      500       $  55,305
Cost of goods sold                                 -                -          32,010
                                           ---------        ---------       ---------
Gross profit                                   1,000              500          23,295
                                           ---------        ---------       ---------
Operating expenses:
      Amortized license                        4,000            4,000          35,571
      General and administrative              13,097           14,085          76,693
                                           ---------        ---------       ---------
                                              17,097           18,085         112,264
                                           ---------        ---------       ---------
Gain (loss) from operations                  (16,097)         (17,585)        (88,969)
                                           ---------        ---------       ---------
 Other income (expense)
      Interest expense                             -              (82)           (184)
                                           ---------        ---------        ---------
                                                   -              (82)           (184)
                                           ---------        ---------        ---------

Income (loss) before provision
   for income taxes                          (16,097)         (17,667)        (89,153)

Provision for income tax                           -                -               -
                                           ---------        ---------       ---------
 Net income (loss)                         $ (16,097)       $ (17,667)      $ (89,153)
                                           =========        =========       =========
 Net income (loss) per share
 (Basic and fully diluted)                 $   (0.01)       $   (0.01)
                                           =========        =========
 Weighted average number of
 common shares outstanding                 1,507,000        1,507,000
                                           =========        =========

The accompanying notes are an integral part of the consolidated financial statements

COMMUNITY ALLIANCE
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                         Feb. 22, 2005
                                        Three Months     Three Months      (Inception)
                                            Ended            Ended           Through
                                         Feb. 28, 2008   Feb. 28, 2009   Feb. 28, 2009
                                         -------------   -------------   -------------
 Cash Flows From Operating Activities:
      Net income (loss) during the
        development stage                    $ (16,097)     $ (17,667)      $ (89,153)
      Adjustments to reconcile net loss to
      net cash provided by (used for)
      operating activities:
          Compensatory stock issuances               -               -         30,000
          Deferred expenses                    (16,000)          4,000        (14,654)
          Related party payable                 33,050               -         35,050
          Accrued interest payable                                  82             82
          Deferred revenues                     (1,000)           (500)         3,341
          Accounts payable                           -          (2,525)             -
                                             ---------       ---------      ---------
             Net cash provided by (used for)
             operating activities                2,549         (14,085)       (35,334)
                                             ---------       ---------      ---------
Cash Flows From Investing Activities:
                                                     -               -              -
             Net cash provided by (used for)
             investing activities                    -               -              -
Cash Flows From Financing Activities:
      Notes payable - borrowings                     -               -         32,550
      Notes payable - payments                       -               -         (3,500)
      Due from/to parent company                (1,000)              -         13,975
                                              --------        --------       --------
           Net cash provided by (used for)
             financing activities               (1,000)              -         43,025
                                              --------        --------       --------
Net Increase (Decrease) In Cash                  1,549         (14,085)         7,691
Cash At The Beginning Of The Period              1,118          21,776              -
                                              --------        --------       --------
Cash At The End Of The Period                 $  2,667        $  7,691       $  7,691
                                              ========        ========       ========



Schedule Of Non-Cash Investing And Financing Activities
-------------------------------------------------------

In 2005, the Company issued its parent company 1,507,000 common shares for a license recorded at $30,000.

                                                                         Feb. 22, 2005
                                        Three Months     Three Months      (Inception)
                                            Ended            Ended           Through
                                         Feb. 28, 2008   Feb. 28, 2009   Feb. 28, 2009
                                         -------------   -------------   -------------
Supplemental Disclosure

 Cash paid for interest                    $      -        $      -          $    102
 Cash paid for income taxes                $      -        $      -          $      -

The accompanying notes are an integral part of the consolidated financial statements

                        Community Alliance, Inc.
               Notes to Consolidated Financial Statements
                              (Unaudited)

Note 1 - Organization, Operations and Summary of Significant
Accounting Policies

Community Alliance, Inc. (the "Company") was incorporated on February 22, 2005 in the State of Nevada. The Company is in the development stage and its intent is to conduct business as an advertising and consulting company. Community Alliance, Inc. currently markets sub-licenses for take-home school folders.

Basis of Presentation
The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. All adjustments which are, in the opinion of management, necessary for a fair presentation of the results of operations for the interim periods have been made and are of a recurring nature unless otherwise disclosed herein. The results of operations for such interim periods are not necessarily indicative of operations for a full year.

Principles of consolidation

The accompanying consolidated financial statements include the accounts of Community Alliance, Inc. and its wholly owned subsidiary. All intercompany accounts and transactions have been eliminated in consolidation.

Cash and cash equivalents

The Company considers all highly liquid investments with an original maturity of three months or less as cash equivalents.

Accounts receivable
The Company reviews accounts receivable periodically for collectability and establishes an allowance for doubtful accounts and records bad debt expense when deemed necessary.

Property and equipment
Property and equipment are recorded at cost and depreciated under straight line methods over each item's estimated useful life.

Revenue Recognition
Revenue is recognized on an accrual basis after services have been performed under contract terms, the event price to the client is fixed or determinable, and collectibility is reasonably assured.

Use of estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the preporting period. Actual results may vary from those estimates.

Income taxes
The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109 ("SFAS 109"). Under SFAS 109 deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss carryforwards and eferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

Net income (loss) per share
The net income (loss) per share is computed by dividing the net income (loss) by the weighted average number of shares of common outstanding. Warrants, stock options, and common stock issuable upon the conversion of the Company's preferred stock (if any), are not included in the computation if the effect would be anti-dilutive and would increase the earnings or decrease loss per share.

Financial Instruments
The carrying value of the Company's financial instruments, including cash and cash equivalents and accrued payables, as reported in the accompanying balance sheet, approximates fair value.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Trends and Uncertainties

Demand for our products and services are dependent on, among other things, general economic conditions which are cyclical in nature. Inasmuch as a major portion of our activities are the receipt of revenues from the sale of sub-licenses to market the custom school take-home folder product, our business operations may be adversely affected by our competitors and prolonged recessionary periods. Also, due to the fact that we have sold only four sub-licenses as of February 28, 2009, and that only one of these sublicenses has been successful in signing up schools, there now may be a question as to how successful Community Alliance will be in generating revenues, both from the sale of sub-licenses and the production of the products.

There are no material commitments for capital expenditure at this time. There are no significant elements of income or loss that arise from our continuing operations. There are no known causes for any material changes from period to period in one or more line items of the corporation's financial statements.

Capital and Source of Liquidity

We have no material commitments for capital expenditures. We have no plans for future capital expenditures at this time.

We now have the license for the major part of the State of Colorado, which is a going business and generating revenues. As a result, we believe there will be sufficient capital from revenues to conduct operations for the next twelve months. The Colorado operation has been generating from between $70,000 to $100,000 in annual revenues.

Community Alliance presently has very little expenses, except for legal and accounting which are associated with being a public company. Community Alliance pays no salaries and only pays commissions on sales. Community Alliance does not pay rent or other expenses for offices at this time.

We are planning on commencing the sale of sub-licenses in the second quarter on 2009.

We cannot guarantee that short term cash needs will be met through operations. If additional capital is needed, the president of Community Alliance is prepared to supply additional capital on a loan basis. Future revenues from the sale of sub-licenses and from the Colorado operations, will determine the amount of additional financing necessary to continue operations.

The board of directors has no immediate offering plans in place.
The board of directors shall determine the amount and type of financing as our financial situation dictates.

For the three months ended February 28, 2009 and 2008, Community
Alliance did not pursue any investing activities.

For the three months ended February 28, 2009, Community Alliance repaid $1,000 to Fresh Ideas, our parent company. As a result, Community Alliance had net cash used for financing activities of $1,000 for the three months ended February 28, 2009.

Comparatively, for the three months ended February 28, 2008, Community Alliance did not pursue any financing activities.

On a long term basis, liquidity is dependent on continuation of operation and receipt of revenues.

Results of Operations

Three Months Ended February 28, 2009 Compared to Three Months Ended February 28, 2008

Revenues were $500 for the three months ended February 28, 2009 compared to $1,000 for the three months ended February 28, 2008. Costs of goods sold for the three months ended February 28, 2009 were $0 compared to $0 for the three months ended February 28, 2008. We have not sold any new sub-license agreements since early 2006.

Operating expenses increased slightly from $17,097 for the three months ended February 28, 2008 to $18,085 for the three months ended February 28, 2009. The increase in these expenses was due to a slight increase in general and administrative expenses from $13,097 for the three months ended February 28, 2008 to $18,085 mainly due to legal and accounting fees relating to the filing of a registration statement.

Community Alliance had net loss of $(16,097) for the three months ended February 28, 2008 compared to $(17,667) for the three months ended February 28, 2009. The increase in net loss was primarily due to legal and accounting fees as described above.

We cannot guarantee that short term cash needs will be met through operations. If additional capital is needed, the president of Community Alliance is prepared to supply additional capital on a loan basis.

In the future, we may be required to seek additional capital by selling debt or equity securities, selling assets, or otherwise maintaining cash flows in balance when they approach a condition of cash insufficiency. The sale of additional equity securities, if accomplished, may result in dilution to our shareholders. We cannot assure you that financing will be available in amounts or on terms acceptable to us, or at all.

Critical Accounting Policies

Our discussion and analysis of results of operations and financial condition are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We considered the quality and variability of information regarding the financial condition and operating performance that may have changed in the past and may change in the future that may have a material effect, and have quantified them where possible. Specifically, we considered risk of variability with changes in contract that may affect the recognition of income and also the possibility of changes in the tax code that may affect the long term rates of return.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.


Item 3.  Quantitative and Qualitative Disclosures About Market Risk

We do not consider the effects of interest rate movements to be a material risk to our financial condition. We do not hold any derivative instruments and do not engage in any hedging activities.


Item 4T.  Controls and Procedures.

During the three months ended February 28, 2009, there were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of February 28, 2009. Based on this evaluation, our chief executive officer and chief principal financial officers have concluded such controls and procedures to be effective as of September 30, 2008 to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms and to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings. not applicable.

Item 1A. Risk Factors.  not applicable

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds. not applicable.

Item 3. Defaults Upon Senior Securities.
          not applicable.

Item 4. Submission of Matters to a Vote of Security Holders.
          not applicable.

Item 5. Other Information. not applicable.

Item 6. Exhibits

       Exhibit 31 - Certifications pursuant to Section 302 of the
Sarbanes-Oxley Act of 2002
       Exhibit 32 - Certifications pursuant to Section 906 of the
Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: April 20, 2009

COMMUNITY ALLIANCE, INC.

By: /s/Phillip E. Ray
---------------------------
Phillip E. Ray, Principal Executive Officer