Form 10-Q
period 2009-05-31
Community Alliance, Inc.
filed 2009-07-15
CIK 1443202

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[x]     Quarterly Report Pursuant to Section 13 or 15(d) Securities
Exchange Act of 1934 for Quarterly Period Ended May 31, 2009

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

The number of outstanding shares of the registrant's common stock, May 31, 2009:

  Common Stock  -  1,507,000

COMMUNITY ALLIANCE, INC.
FORM 10-Q
For the quarterly period ended May 31, 2009
INDEX

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

SIGNATURES

PART I
Item I - FINANCIAL STATEMENTS

COMMUNITY ALLIANCE, INC.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS

                                                                          May 31,
                                                          Nov. 30           2009
                                                            2008        (Unaudited)
                                                         ---------      -----------
ASSETS
Current assets
  Cash                                                     $ 21,776      $  4,750
  Sub-license accounts receivable - current                       -             -
  Deferred license expense - current                         16,000         8,000
                                                           --------      --------
         Total current assets                                37,776        12,750
                                                           --------      --------
  Deferred license expense                                    2,654         2,654
                                                           --------      --------
                                                              2,654         2,654
                                                           --------      --------
Total Assets                                               $ 40,430      $ 15,404
                                                           ========      ========

LIABILITIES & STOCKHOLDERS' EQUITY

Current liabilities
  Accounts payable                                         $      -      $      -
  License account payable-related party                      35,050        35,050
  Due to parent company                                       5,775         5,775
  Unearned revenue - current                                  2,000         1,000
                                                           --------      --------
                                                             42,825        41,825
             Total current liabilities                     --------      --------
  Notes payable - related party                              37,250        47,250
  Accrued interest payable                                        -           287
  Unearned revenue                                            1,841         1,841
                                                           --------      --------
                                                            39,091         49,378
                                                           --------      --------
Total Liabilities                                           81,916         91.203
                                                           --------      --------
Stockholders' Equity
  Preferred stock, $.001 par value;
    5,000,000 shares authorized;
    none issued and outstanding                                   -             -
  Common stock, $.001 par value;
    95,000,000 shares authorized;
    1,507,000 shares issued and outstanding                   1,507         1,507
  Additional paid in capital                                 28,493        28,493




  Deficit accumulated during the
    development stage                                       (71,486)     (105,799)
                                                           --------      --------
Total Stockholders' Equity                                  (41,486)      (75,799)
                                                           --------      --------
Total Liabilities and Stockholders' Equity                 $ 40,430      $ 15,404
                                                           ========      ========

The accompanying notes are an integral part of the consolidated financial statements.



<PAGE5
COMMUNITY ALLIANCE, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

                                          Three Months               Six Months
                                            Ended                      Ended
                                           May 31,                    May 31,
                                       2008         2009         2008         2009
                                    ----------   ----------   ----------   ----------
Sales                               $    1,000   $      500   $   16,126   $    1,000
Cost of sales and services                   -            -       13,000            -
                                    ----------   ----------   ----------   ----------
Gross profit                             1,000          500        3,126        1,000
                                    ----------   ----------   ----------   ----------

Operating expenses
  Amortized license                      4,000        4,000        8,000        8,000
  General and administrative            13,097       14,085       16,789       27,026
                                    ----------   ----------   ----------   ----------
                                        17,097       18,085       24,789       35,026
                                    ----------   ----------   ----------   ----------
Gain(loss) from operations             (16,097)     (17,585)     (21,663)     (34,026)
                                    ----------   ----------   ----------   ----------
Other income and (expense):
  Interest expense                           -          (82)           -         (287)
                                    ----------   ----------   ----------   ----------
                                             -          (82)           -         (287)
                                    ----------   ----------   ----------   ----------

Income (loss) before provision
  for income taxes                     (16,097)     (17,667)     (21,663)     (34,313)
                                    ----------   ----------   ----------   ----------
  Net income (loss)                 $  (16,097)  $  (17,667)  $  (21,663)  $  (34,313)
                                    ==========   ==========   ==========   ==========

Net income(loss) per share
  Basic and fully diluted           $    (0.01)   $   (0.01)  $    (0.01)   $   (0.02)
                                    ==========   ==========   ==========   ==========
  Weighted average shares
   0utstanding                       1,507,000    1,507,000    1,507,000    1,507,000
                                    ==========   ==========   ==========   ==========

COMMUNITY ALLIANCE
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

                                                                         Feb. 22, 2005
                                        Six Months        Six Months      (Inception)
                                            Ended           Ended           Through
                                         May 31, 2008   May 31, 2009     May 31, 2009
                                         -------------   -------------   -------------
 Cash Flows From Operating Activities:
      Net income (loss) during the
        development stage                    $ (21,663)     $ (34,313)     $ (105,799)
      Adjustments to reconcile net loss to
      net cash provided by (used for)
      operating activities:
          Compensatory stock issuances               -               -         30,000
          Accounts receivable                    8,000           8,000          8,000
          Deferred expenses                    (12,000)              -        (18,654)
          Loan payable - related party          33,050               -         35,050
          Accrued interest payable                   -             287            287
          Deferred revenues                     (9,845)         (1,000)         2,841
          Customer deposits                      2,596               -              -
          Accounts payable                           -               -              -
                                             ---------       ---------      ---------
             Net cash provided by (used for)
             operating activities                  138         (27,026)       (48,275)
                                             ---------       ---------      ---------
Cash Flows From Investing Activities:
                                                     -               -              -
             Net cash provided by (used for)
             investing activities                    -               -              -
Cash Flows From Financing Activities:
      Notes payable - borrowings                     -          10,000         42,550
      Notes payable - payments                       -               -         (3,500)
      Due from/to parent company                (1,000)         10,000         13,975
                                              --------        --------       --------
           Net cash provided by (used for)
             financing activities               (1,000)              -         43,025
                                              --------        --------       --------
Net Increase (Decrease) In Cash                   (862)        (17,026)         4,750
Cash At The Beginning Of The Period              1,118          21,776              -
                                              --------        --------       --------
Cash At The End Of The Period                 $    256        $  4,750       $  4,750
                                              ========        ========       ========



Schedule Of Non-Cash Investing And Financing Activities
-------------------------------------------------------

In 2005, the Company issued its parent company 1,507,000 common shares for a license recorded at $30,000.

                                        Three Months     Three Months
                                            Ended            Ended
                                         May 31, 2008    May 31, 2009
                                         -------------   -------------
Supplemental Disclosure

 Cash paid for interest                    $  2,237        $    287
 Cash paid for income taxes                $      -        $      -

The accompanying notes are an integral part of the consolidated financial statements

                        Community Alliance, Inc.
                  Notes to Consolidated Financial Statements
                            (Unaudited)

NOTE 1. ORGANIZATION, OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING
POLICIES:

Community Alliance, Inc. (the "Company"), was incorporated in the State of Nevada on February 22, 2005. The Company is in the development stage and its intent is to conduct business as an advertising and consulting company. Community Alliance, Inc. currently markets sub-licenses for take home school folders.

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. All adjustments which are, in the opinion of management, necessary for a fair presentation of the results of operations for the interim periods have been made and are of a recurring nature unless otherwise disclosed herein. The results of operations for such interim periods are not necessarily indicative of operations for a full year.

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

                         COMMUNITY ALLIANCE, INC.
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)


NOTE 1. ORGANIZATION, OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Income tax

The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109 ("SFAS 109"). Under SFAS 109 deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Trends and Uncertainties

Demand for our products and services are dependent on, among other things, general economic conditions which are cyclical in nature. Inasmuch as a major portion of our activities are the receipt of revenues from the sale of sub-licenses to market the custom school take-home folder product, our business operations may be adversely affected by our competitors and prolonged recessionary periods. Also, due to the fact that we have sold only four sub-licenses as of May 31, 2009, and that only one of these sublicenses has been successful in signing up schools, there now may be a question as to how successful Community Alliance will be in generating revenues, both from the sale of sub-licenses and the production of the products.

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

We are planning on commencing the sale of sub-licenses in the third quarter on 2009.

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

For the six months ended May 31, 2009 and 2008, Community Alliance did not pursue any investing activities.

For the six months ended May 31, 2009, Community Alliance had notes payable-borrowings of $10,000 resulting in net cash provided by financing activities of $10,000.

Comparatively, for the six months ended May 31, 2008, Community
Alliance repaid $1,000 to Fresh Ideas, our parent company. As a result, Community Alliance had net cash used for financing activities of $1,000 for the six months ended May 31, 2008.

On a long term basis, liquidity is dependent on continuation of operation and receipt of revenues.

Results of Operations

Three Months Ended May 31, 2009 Compared to Three Months Ended May 31,
2008

Revenues were $500 for the three months ended May 31, 2009 compared to $1,000 for the three months ended May 31, 2008. Costs of goods sold for the three months ended May 31, 2009 were $0 compared to $0 for the three months ended May 31, 2008. We have not sold any new sub-license agreements since early 2006.

Operating expenses increased slightly from $17,097 for the three months ended May 31, 2008 to $18,085 for the three months ended May 31, 2009. The increase in these expenses was due to a slight increase in general and administrative expenses from $13,097 for the three months ended May 31, 2008 to $18,085 mainly due to legal and accounting fees relating to the filing of a registration statement.

Community Alliance had net loss of $(16,097) for the three months ended May 31, 2008 compared to $(17,585) for the three months ended May 31, 2009. The increase in net loss was primarily due to legal and accounting fees as described above.

Six Months Ended May 31, 2009 Compared to Six Months Ended May 31, 2008

Revenues were $1,000 for the six months ended May 31, 2009 compared to $16,126 for the six months ended May 31, 2008. Costs of goods sold for the six months ended May 31, 2009 were $0 compared to $13,000 for the six months ended May 31, 2008. We have not sold any new sub-license agreements since early 2006.

Operating expenses increased from $24,789 for the six months ended May 31, 2008 to $35,026 for the six months ended May 31, 2009. The increase in these expenses was due to an increase in general and administrative expenses from $16,789 for the six months ended May 31, 2008 to $27,026 mainly due to legal and accounting fees relating to the SEC required filings.

Community Alliance had net loss of $(21,663) for the six months ended May 31, 2008 compared to $(34,313) for the six months ended May 31, 2009. The increase in net loss was primarily due to legal and accounting fees as described above.

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

Item 4T.  Controls and Procedures.

During the three months ended May 31, 2009, there were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of May 31, 2009. Based on this evaluation, our chief executive officer and chief principal financial officers have concluded such controls and procedures to be effective as of May 31, 2009 to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms and to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Dated: July 14, 2009

COMMUNITY ALLIANCE, INC.

By: /s/Phillip E. Ray
---------------------------
Phillip E. Ray, Principal Executive Officer