Form 10-Q
period 2009-08-31
Community Alliance, Inc.
filed 2009-09-21
CIK 1443202

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[x]     Quarterly Report Pursuant to Section 13 or 15(d) Securities
Exchange Act of 1934 for Quarterly Period Ended August 31, 2009

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  [ ]      No [x]

The number of outstanding shares of the registrant's common stock, August 31, 2009:

  Common Stock  -  3,507,000

COMMUNITY ALLIANCE, INC.
FORM 10-Q
For the quarterly period ended August 31, 2009
INDEX

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

SIGNATURES

PART I
Item I - FINANCIAL STATEMENTS

COMMUNITY ALLIANCE, INC.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS

                                                                         August 31,
                                                          Nov. 30           2009
                                                            2008        (Unaudited)
                                                         ---------      -----------
ASSETS
Current assets
  Cash                                                     $ 21,776      $  7,128
  Sub-license accounts receivable - current                       -             -
  Deferred license expense - current                         16,000             -
                                                           --------      --------
         Total current assets                                37,776         7,128
                                                           --------      --------
  Deferred license expense                                    2,654             -
                                                           --------      --------
                                                              2,654             -
                                                           --------      --------
Total Assets                                               $ 40,430      $  7,128
                                                           ========      ========

LIABILITIES & STOCKHOLDERS' EQUITY

Current liabilities
  License account payable-related party                    $ 35,050      $      -
  Due to parent company                                       5,775         5,775
  Notes payable - related party - current                         -        18,200
  Unearned revenue - current                                  2,000         1,000
                                                           --------      --------
                                                             42,825        24,975
             Total current liabilities                     --------      --------
  Notes payable - related party                              37,250        19,050
  Accrued interest payable                                        -           328
  Unearned revenue                                            1,841         1,841
                                                           --------      --------
                                                             39,091        21,219
                                                           --------      --------
Total Liabilities                                            81,916        45,694
                                                           --------      --------
Stockholders' Equity
  Preferred stock, $.001 par value;
    5,000,000 shares authorized;
    none issued and outstanding                                   -             -
  Common stock, $.001 par value;
    95,000,000 shares authorized;
    1,507,000 and 3,507,000 shares
      issued and outstanding, respectively                    1,507         3,507
  Additional paid in capital                                 28,493        71,543




  Deficit accumulated during the
    development stage                                       (71,486)     (113,616)
                                                           --------      --------
Total Stockholders' Equity                                  (41,486)      (38,566)
                                                           --------      --------
Total Liabilities and Stockholders' Equity                 $ 40,430      $  7,128
                                                           ========      ========

The accompanying notes are an integral part of the consolidated financial statements.

COMMUNITY ALLIANCE, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

                                          Three Months              Nine Months
                                            Ended                      Ended
                                          August 31,                   August 31,
                                       2008         2009         2008         2009
                                    ----------   ----------   ----------   ----------
Sales                               $    1,500   $   29,563   $   21,314   $   31,063
Cost of sales and services               8,200       13,127       13,810            -
                                    ----------   ----------   ----------   ----------
Gross profit                            (6,700)      16,436        7,504       31,063
                                    ----------   ----------   ----------   ----------

Operating expenses
  Amortized license                      1,500            -       12,000        5,333
  General and administrative             5,235       13,558       19,367       67,532
                                    ----------   ----------   ----------   ----------
                                         6,735       13,558       31,367       72,865
                                    ----------   ----------   ----------   ----------
Gain(loss) from operations             (13,435)       2,878      (23,863)     (41,802)
                                    ----------   ----------   ----------   ----------
Other income and (expense):
  Interest expense                           -          (41)           -         (328)
                                    ----------   ----------   ----------   ----------
                                             -          (41)           -         (328)
                                    ----------   ----------   ----------   ----------

Income (loss) before provision
  for income taxes                     (13,435)       2,837      (23,863)     (42,130)
                                    ----------   ----------   ----------   ----------
  Net income (loss)                 $  (13,435)  $    2,837   $  (23,863)  $  (42,130)
                                    ==========   ==========   ==========   ==========

Net income(loss) per share
  (Basic and fully diluted)         $    (0.01)   $    0.00   $    (0.02)   $   (0.02)
                                    ==========   ==========   ==========   ==========
  Weighted average shares
   0utstanding                       1,507,000    3,507,000    1,507,000    2,618,111
                                    ==========   ==========   ==========   ==========

The accompanying notes are an integral part of the consolidated financial statements.

COMMUNITY ALLIANCE
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

                                                                         Feb. 22, 2005
                                         Nine Months       Nine Months     (Inception)
                                             Ended            Ended           Through
                                        Aug. 31, 2008    Aug. 31, 2009  Aug. 31, 2009
                                        -------------   -------------   -------------
 Cash Flows From Operating Activities:
      Net income (loss) during the
        development stage                    $ (23,863)     $ (42,130)     $ (113,616)
      Adjustments to reconcile net loss to
      net cash provided by (used for)
      operating activities:
          Compensatory stock issuances               -               -         30,000
          Accounts receivable                    8,000               -              -
          Deferred expenses                     (8,000)         18,654              -
          Loan payable - related party          43,000               -         35,050
          Accrued interest payable                   -             328            328
          Deferred revenues                    (10,345)         (1,500)         2,341
                                             ---------       ---------      ---------
             Net cash provided by (used for)
             operating activities                8,792         (24,648)       (45,897)
                                             ---------       ---------      ---------
Cash Flows From Investing Activities:
                                                     -               -              -
             Net cash provided by (used for)
             investing activities                    -               -              -
Cash Flows From Financing Activities:
      Notes payable - borrowings                     -          10,000         42,550
      Notes payable - payments                       -               -         (3,500)
      Due from/to parent company                (9,200)              -         13,975
                                              --------        --------       --------
           Net cash provided by (used for)
             financing activities               (9,200)         10,000         53,025
                                              --------        --------       --------
Net Increase (Decrease) In Cash                   (408)        (14,648)         7,128
Cash At The Beginning Of The Period              1,118          21,776              -
                                              --------        --------       --------
Cash At The End Of The Period                 $    710        $  7,128       $  7,128
                                              ========        ========       ========



Schedule Of Non-Cash Investing And Financing Activities
-------------------------------------------------------

In 2005, the Company issued its parent company 1,507,000 common shares for a license recorded at $30,000.
In 2009, the Company issued 2,000,000 common shares to related parties for debt relief of $45,050.

Supplemental Disclosure

 Cash paid for interest                    $  2,227        $      -
 Cash paid for income taxes                $      -        $      -

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Trends and Uncertainties

Demand for our products and services are dependent on, among other things, general economic conditions which are cyclical in nature. Inasmuch as a major portion of our activities are the receipt of revenues from the sale of sub-licenses to market the custom school take-home folder product, our business operations may be adversely affected by our competitors and prolonged recessionary periods. Also, due to the fact that we have sold only four sub-licenses as of August 31, 2009, and that only one of these sublicenses has been successful in signing up schools, there now may be a question as to how successful Community Alliance will be in generating revenues, both from the sale of sub-licenses and the production of the products.

On April 1, 2009, Community Alliance entered into a new License Agreement that replaced all other license agreements. All debts and obligations that Community Alliance owed to Ruth Daily and Venitech in exchange for 1,000,000 common shares. Pursuant to the current license agreement, Venitech only receives 10% when Community Alliance sells a sublicense.

Additionally, on April 1, 2009, American Business Services, an affiliate, converted debt of $10,000 in50 1,000,000 common shares of Community Alliance.

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

We are planning on commencing the sale of sub-licenses in the fourth quarter on 2009.

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

For the nine months ended August 31, 2009 and 2008, Community Alliance did not pursue any investing activities.

For the nine months ended August 31, 2009, Community Alliance had notes payable-borrowings of $10,000 resulting in net cash provided by financing activities of $10,000.

Comparatively, for the nine months ended August 31, 2008, Community Alliance repaid $9,200 to Fresh Ideas, our parent company. As a result, Community Alliance had net cash used for financing activities of $9,200 for the nine months ended August 31, 2008.

On a long term basis, liquidity is dependent on continuation of operation and receipt of revenues.

Results of Operations

Three Months Ended August 31, 2009 Compared to Three Months Ended
August 31, 2008

Revenues were $29,563 for the three months ended August 31, 2009 compared to $1,500 for the three months ended August 31, 2008. Costs of goods sold for the three months ended August 31, 2009 were $13,127 compared to $8,200 for the three months ended August 31, 2008. We have not sold any new sub-license agreements since early 2006.

Operating expenses increased from $6,735 for the three months ended August 31, 2008 to $13,558 for the three months ended August 31, 2009. The increase in these expenses was mainly due to the substantial increase in general and administrative expenses from $5,235 for the three months ended August 31, 2008 to $13,558 due to legal and accounting fees relating to the required SEC filings.

Community Alliance had net loss of $(13,435) for the three months ended August 31, 2008 compared to net income of $2,837 for the three months ended August 31, 2009. Net income was primarily due to increased revenue even though operating expenses increased as described above.

Nine Months Ended August 31, 2009 Compared to Nine Months Ended August
31, 2008

Revenues were $31,063 for the nine months ended August 31, 2009 compared to $21,314 for the nine months ended August 31, 2008. Costs of goods sold for the nine months ended August 31, 2009 were $0 compared to $13,810 for the nine months ended August 31, 2008. We have not sold any new sub-license agreements since early 2006.

Operating expenses increased from $31,367 for the nine months ended August 31, 2008 to $72,865 for the nine months ended August 31, 2009. The increase in these expenses was due to an increase in general and administrative expenses from $19,367 for the nine months ended August 31, 2008 to $67,532 mainly due to legal and accounting fees relating to the SEC required filings.

Community Alliance had net loss of $(23,863) for the nine months ended August 31, 2008 compared to $(41,802) for the nine months ended August 31, 2009. The increase in net loss was primarily due to legal and accounting fees as described above.

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


Item 4T.  Controls and Procedures.

During the three months ended August 31, 2009, there were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of August 31, 2009. Based on this evaluation, our chief executive officer and chief principal financial officers have concluded such controls and procedures to be effective as of August 31, 2009 to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms and to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Dated: September 21, 2009

COMMUNITY ALLIANCE, INC.

By: /s/Phillip E. Ray
---------------------------
Phillip E. Ray, Principal Executive Officer