Form 10-K
period 2009-11-30
Community Alliance, Inc.
filed 2010-02-12
CIK 1443202

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549

                               FORM 10-K

 [X] 15, ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: November 30, 2009

[ ]  15, TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the transition period from     to

                   Commission file number: 0-53406

                    COMMUNITY ALLIANCE, INC.
                          (Exact name of registrant in its charter)

        Nevada                                  42-1663174
  (State or other jurisdiction of                          (I.R.S. Employer
   incorporation or organization                          Identification No.)

     4980 Silver Pine Drive, Castle Rock, CO   80108
 (Address of principal executive offices)                (Zip Code)

Registrant's Telephone number, including area code:  (303) 730-7939

Securities registered pursuant to Section 12(b) of the Act:  None
Securities registered pursuant to Section 12(g) of the Act: Common Stock, $.001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [x]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange act
Yes [  ] No [x]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or such shorter period that Dale the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the part 90 days.
Yes [x] No[  ]

Indicate by check mark if disclosure of delinquent filers in response to
Item 405 of Regulation S-K is not contained hereof, and will not be contained, to will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated file" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ] Accelerated filer         [ ]
Non-accelerated filer   [ ] Smaller reporting company [x]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [x]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter. The market value of the registrant's voting $.001 par value common stock held by non-affiliates of the registrant was approximately $0.00.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. The number of shares outstanding of the registrant's only class of common stock, as of January 31, 2010 was 3,507,000 shares of its $.0001 par value common stock.

No documents are incorporated into the text by reference.

Community Alliance, Inc.
Form 10-K
For the Fiscal Year Ended November 30, 2009
 Table of Contents

Part I

ITEM 1.  BUSINESS                                                   4
ITEM 1A. RISK FACTORS                                               7
ITEM 1B. UNRESOLVED STAFF COMMENTS                                  7
ITEM 2.  PROPERTIES                                                 7
ITEM 3.  LEGAL PROCEEDINGS                                          7
ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS        7

Part II

ITEM 5.  MARKET FOR COMPANY'S COMMON EQUITY AND RELATED
           STOCKHOLDER MATTERS                                      8
ITEM 6.  SELECTED FINANCIAL DATA                                    9
ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS                      9
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
           RISK                                                    14
ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA               15
ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
           ACCOUNTING AND FINANCIAL DISCLOSURE                     33
ITEM 9A. CONTROLS AND PROCEDURES                                   33
ITEM 9B.  OTHER INFORMATION                                        34

Part III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS, CONTROL
           PERSONS AND CORPORATE GOVERANCE; COMPLIANCE WITH
           SECTION 16(a) OF THE EXCHANGE ACT                       35
ITEM 11.  EXECUTIVE COMPENSATION                                   37
ITEM 12.  SECURITIES OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
           MANAGEMENT AND RELATED STOCKHOLDERS MATTERS             38
ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND
           DIRECTOR INDEPENDENCE                                   41
ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES                   41

Part IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES                  42

PART I

ITEM 1.  BUSINESS

We were incorporated under the laws of the State of Nevada on February 22, 2005. Community Alliance is a specialized advertising and marketing company that commenced operations in mid-2005. We were originally a wholly subsidiary of Fresh Ideas Media, Inc. and were spun out of Fresh Ideas in Form 10 spinout out in March, 2009. We acquired the exclusive license in 45 states to publish and market two advertising products, the Community Alliance Custom School Take-Home Folder and Our Best Wishes Direct Mail Greeting Card. The licensor excepted five states from the license agreement because the licensor is aware of and/or has some relationship with other companies engaged in business to supply elementary schools with custom school take-home folders in those states. We have divided the 45 states licensed into territories that we believe are ideal in size for a sub-licensee based upon population density and the estimated number of elementary schools located within the area.

Community Alliance has one subsidiary, Our Best Wishes, Inc., which was a wholly owned subsidiary of Fresh Ideas Media and was assigned over to Community Alliance. Community Alliance was organized for the purpose of selling sub-licenses to publish and market the products in defined territories in the 45 states included in the license agreement. Community Alliance is engaged in selling sub-licenses for the custom take-home school folder product and, in the future, we propose to sell sub-licenses for the direct mail greeting card product through Our Best Wishes. Our primary business to date has been the sale by Community Alliance of sub-licenses to market the custom school take-home folder product in four states.

The Community Alliance Custom School Take-Home Folder product is a folder produced by Community Alliance that displays advertising by community businesses and is distributed free of charge to elementary schools. The schools, in turn, pass out a folder to each student, who uses it to carry homework and school communications home to the parent. Community businesses sponsor their local school and realize marketing value by publishing their advertisement on the folder, which is the main method of communication between home and elementary school.

We have finalized the business concept and design of the Our Best Wishes Greeting Card product. However, we have not yet sold any sub-licenses to market the greeting card product. We believe that this product will be an effective advertising tool for businesses to directly target their market in the community.

Our offices are located at 4980 Silver Pine Drive, Castle Rock, Colorado 80108, and our telephone number is (303) 730-7939

Our Business and Business Strategy

Fresh Ideas Media, Inc., the parent company of Community Alliance, Inc., had acquired and assigned over to Community Alliance, the exclusive license, and right to grant sub-licenses, to publish and market the advertising product of custom school take-home folders in 45 states of the United States. Community Alliance plans to sell sub-licenses to market the custom school take-home folder in all 45 states. As of November 30, 2009, we had sold sub-licenses to market the school folder product in four states. However, none of those sublicenses had performed as per the sub-license agreements and all four sub-licenses agreements have been cancelled.

Our subsidiary, Our Best Wishes, Inc., is a wholly-owned subsidiary of Community Alliance and was formed to market sub-licenses for the greeting card product. The Our Best Wishes Greeting Card is still in the development stage and marketing activities for this product have not yet commenced.

Services Offered

Community Alliance Custom School Take-Home Folder Product

The Community Alliance Custom School Take-Home Folder product involves supplying elementary schools free of charge with what are sometimes called "take-home folders" that display advertising by community businesses. Each school signs an agreement with a sub-licensee permitting Community Alliance to provide the folders for two consecutive school years. Community Alliance provides each school with a minimum of two folders per student. We believe that the number of folders required to be printed per school will range from 800 to 1,500 folders. The schools distribute the folders via the teachers to the students at the beginning and at the middle of the school year. The students take the folders home with important information and communications from school. By publishing their advertisements on the take-home folders, community businesses sponsor their local school and develop name recognition in the community. Our customized school take-home folder replaces generic communications folders currently being used in elementary schools across the nation. Community Alliance produces and supplies these custom take-home folders to elementary schools via sub-licensees at no cost to the schools or the district. Based upon information available to us, most schools throughout the United States require the parents to purchase the folders or, in some cases, the school may supply folders at its expense.

The sub-licensees sell advertisements and sponsorship to community businesses that display their advertising on the folders. There are eight to ten advertising spots on each school folder. The advertisements are priced at $350 to $550 for the year. Pricing for the advertisements is determined by placement and size, as follows:

   -   1/4 front cover - $550;
   -   Pocket flap - $550;
   -   1/3 back cover - $500; and
   -   1/6 back cover - $350

Virtually every parent, teacher and child views the advertisements on the folders every week for an entire school year. Students receive a high quality folder specifically designed for their school. In addition to the advertisements, the folders include school pride elements such as the school logo, important telephone numbers, calendars and/or handbook information. Local businesses that have an interest in their communities are the target customers to sponsor the folders. We believe that the program benefits all parties, as follows:

   - our product is an attractive and useful replacement at no charge for a generic product presently provided by many elementary schools at their cost or the cost of the parents;

   - the parents and students obtain useful information about the school and its policies and procedures printed on the folders and community businesses from advertisements displayed on the folders; and

   - the community business sponsors benefit from exposure via a "friendly" medium to their target market on a weekly basis.

Community Alliance Custom School Take-Home Folder Program

Community Alliance, Inc. was formed to take full advantage of the opportunities presented by the Community Alliance Custom School Take-Home Folder program, as well as other synergistic business products and services. Venitech, LLC, a Colorado limited liability company, and 100%-owned by Ms. Ruth Daily, has licensed the business concept, trademarks and trade secrets in connection with the products for 45 states of the United States to Fresh Ideas Media, which, in turn, transferred the license to Community Alliance, which was at the time, a wholly owned subsidiary. Community Alliance was organized to market sub-licenses for the school folder program in all states of the United States, except Colorado, Florida, Nebraska, Oklahoma and Texas. The members of Venitech do not have the desire or capability to market their products on a national level. They reviewed and accepted the business model of Fresh Ideas Media and licensed the Business Concept to Fresh Ideas Media, who, in turn, assigned the License Agreement to Community Alliance, Inc. Ms. Daily received a 42.5% equity ownership interest in Fresh Ideas Media for her services in organizing Community Alliance. Thus, when Community Alliance was spun out of Fresh Ideas Media, Inc. Ms. Daily kept her same percentage of ownership of 42.5% of Community Alliance. As of the date of November 30, 2009, Ms. Daily owns 37% of Community Alliance. Ms. Daily is presently an officer and director of Community Alliance, Inc.

Community Alliance had sold sub-licenses in the four States of Arizona, Missouri Ohio and Kentucky, however, only one paid the full amount of $10,000 all four of those sub-licenses have now been cancelled because of lack of performance.

Community Alliance relied heavily upon Ms Daily in recruiting and training new possible sub-licensees. However, due to some unusual circumstances including Ms. Daily moving to Australia for an extended period of time, she has been unable to participate as she expected in the growth of Community Alliance.

Community Alliance feels that we have not been successful in selling sub-licenses to date and is presently exploring other options for Community Alliance. We do intend to continue with our business plan unless other options develop that we feel would be an advantage to our shareholders.

Promotion and Advertising

We intend to initially rely upon referrals and advertising in newspapers to locate potential sub-licensees.

Trademarks, Patents and Intellectual Property

Venitech, the licensor, granted to us the exclusive license to publish and market two advertising products, the Community Alliance Custom School Take-Home Folder and Our Best Wishes Greeting Card, including the right to use the trademarks, "Community Alliance" and "Our Best Wishes," in 45 states of the United States.

In any given market, a competitor may sell the same products and services that we sell under any business name that they desire. We have no exclusive right to the idea, but only to the business concept as developed by Venitech. If a competitor is or commences marketing of school take-home folders or a greeting card similar to the Our Best Wishes Greeting Card, it could have a material adverse effect on our business. This competition could either limit the growth and sales by our sub-licensees or keep them from conducting business altogether. If this were to happen in a number of proposed territories, it could have a major adverse effect on our business.

We know of no particular barriers that exist at this time that would keep us from entering any market for which we have a license. We know of no one producing school take-home folders such as we produce in the licensed territory of the 45 states. At this time, we do not believe that we will compete with a similar business. However, some schools may desire to continue to provide take-home school folders to their students, or they may continue to require the parents to provide the folders. We have also learned that some school districts do not allow their individual schools to distribute through students, any materials that include paid advertising.

   Despite the licensor's efforts to protect its proprietary rights, unauthorized persons may attempt to copy aspects of the custom school take-home folder and greeting card programs, product information and sales mechanics or to obtain and use information that the licensor regards as proprietary. We depend upon the licensor to adequately protect or enforce the intellectual property rights in connection with these products. The failure of the licensor to adequately protect its intellectual property rights or any encroachment upon the proprietary information, the unauthorized use of the trademarks, the use of a similar name by a competing company or a lawsuit initiated against us for our infringement upon another company's proprietary information or improper use of their trademark, may affect our ability to create brand name recognition, cause customer confusion and/or have a detrimental effect on our business. Third parties may also claim infringement by us with respect to past, current or future programs.

License Agreement

The license agreement with Venitech pertaining to the products being developed and/or marketed by Community Alliance and Our Best Wishes grants to us the exclusive rights to the trademarks "Community Alliance" and "Our Best Wishes" in 45 states of the United States. In addition, the license agreement grants to us, during the term of the agreement and in the territory of the 45 states, the sole and exclusive right and license to use and develop the business concept, including copyrights, trademarks, intellectual property and know-how owned or developed by Venitech, for the marketing of the products. Under the license agreement, we also obtained the right to sub-license the business concept and related rights in 45 states.

The original license agreement required the payment of $30,000, with an initial payment of $10,000 and payment of 30% of the sub-license fee for each sub-license sold thereafter until the full amount of $30,000 has been paid. Thereafter, we were required to pay Venitech 20% of the sub-license fee for each sub-license sold.

Under a new License Agreement with Venitech, dated April 1, 2009, which supersedes all other agreements and addendums thereto, the new Agreement grants to Community Alliance the exclusive license to the 45 states. In addition, Ventiech turned over all of the accounts in the State of Colorado, which Venitech had generated, with the exception of Jefferson County. Venitech has been supplying schools with the folders for several years in Colorado. The new License Agreement did away with any royalty fees to be paid on any sales, except that Venitech is to receive ten percent (10%) of the amount received by Community Alliance for the sale of any sub-license.

   The states of Texas, Florida, Nebraska, Oklahoma and Jefferson County, Colorado were excluded from the territory covered by the license agreement. The reason for the exclusion of Jeffeson County, Colorado is that a relation of the principal of Venitech, Ruth Daily, operates in Jefferson County, Colorado. Four other states were excepted from the contract because the licensor has either licensed, assisted or is otherwise related to other companies engaged in the business of supplying take-home school folders to elementary schools in those states.

   The term of the license agreement with Venitech is a period of five years through April 1, 2009 until April 1, 2015, with the right to renew the agreement for an additional three years through April 1, 2018 under certain circumstances. Our right to renew the license agreement is contingent on certain circumstances happening, including:

A. All fees which are due and payable by the Licensee to the Licensor are paid as per the terms of the Agreement.

B.  Licensee is not otherwise in default under the License
Agreement.
C. Licensee gives Licensor notice in writing of its intent to renew no later than January 15, 2015.

For the past two years, the Jefferson county school projects have been implemented by Raine Daily, the sister of Ruth Daily. By mutual agreement, Raine Daily will continue providing take home folders to Jefferson County schools under Raine Daily's own separated business arrangements. Going forward the revenues generated in Jefferson county are separate from Community Alliance. Excluding Jefferson County, there are 300 elementary schools in Colorado, 38 of which have been participating in the program. Community Alliance is confident that additional revenues can be generated by offering the school folder program to the remaining counties in Colorado.

For entering into the new License Agreement and doing away with all royalty payments except for a 10%fee on money received from the sale of any sub-license, it was agreed by Community Alliance to issue to Ruth Daily, the sole owner of Venitech, 1,000,000 shares of the authorized but unissued share of the common stock of Community Alliance.


Marketing the Take Home School Folders

Community Alliance proposes to sell sub-licenses to the take-home school folder territories in the 42 states. We established the fee for a sub-license for a sub-license territory to be $10,000. We will permit a sub-licensee to make a deposit and pay the balance of the sub-license fee over time in certain instances. The concern of management is to have qualified individuals as sub-licensees.

The sub-licensee is required to use Community Alliance for production of the products. We have established a publication fee of $1,900 per school folder. However, we may reduce the publication fee for small schools. This fee covers the creation of advertisements for the sponsors and the artwork, production, printing and shipping of, and overhead and profit to Community Alliance on, the school folders.

Sub-License Agreement with Our Best Wishes

Community Alliance intends to transfer the business concept, intellectual property, trademarks, copyrights and know-how relating to the direct mail greeting card product in the 45 states of the United States covered by the license agreement to Our Best Wishes, a wholly-owned subsidiary of Community Alliance. Our Best Wishes intends, in turn, to sub-license the rights to the greeting card product to sub-licensees in sub-license territories in these 45 states.

The fee for a sub-license for a sub-license territory will be $10,000, except for the first five sub-licenses, which we will be granted free of charge to existing sub-licensees of Community Alliance for the school take-home folder product at the time that Community Alliance is prepared to issue sub-licenses. After the first five sub-licenses, we will offer existing sub-licensees for the school folder product the first right to purchase sub-licenses to market the greeting card product. We will permit a sub-licensee to make a deposit and pay the balance of the sub-license fee over time in certain instances.

The sub-license agreement requires the sub-licensee to conduct a minimum of 24 quarterly direct-mail campaigns per year after the initial five years in order to maintain and renew the sub-license agreement. The sub-licensee is required to use Our Best Wishes for production of the direct-mail greeting card product. We have established a publication fee of $4,200 per quarterly zip code mailing campaign. This fee covers the purchase price of mailing lists and the graphic design, production, printing and mailing of, and overhead and profit to Our Best Wishes on, the direct-mail campaigns.

Government Regulation

Government approval is not necessary for our business. We anticipate that government regulations will have little or no effect on our business except insofar as their applicability to businesses generally.

Competition

The marketing and advertising markets in which we expect to compete are intensely competitive and Community Alliance, Inc. and/or the sub-licensees may not be able to compete in the market(s) effectively. We expect significant competition from the existing competitors in these markets, including newspapers, television, radio, magazines, billboards, direct-mail and numerous other businesses looking for ways to spend their advertising dollars. Most of these companies are substantially larger and have more substantial operating histories and records of successful operations; greater financial resources, technical expertise, managerial capabilities and other resources; more employees; and more extensive facilities than we have or will have in the foreseeable future. Our sub-licensees must compete with these established companies for their advertising dollars. Community Stars, LLC, a company operated by Ms. Daily's sister that currently supplies, or intends to supply, elementary schools with take-home folders in the five states excepted from our license agreement, may in the future attempt to offer its products in the 45 states in which we intend to operate. Further, it is possible that competitors exist of which we are unaware and/or that might start the same or a similar business in any given area within the 45 states covered by our license agreement. If this occurs, it could adversely affect our sub-licensee in that area; keep the sub-licensee from operating effectively; or keep us from selling a sub-license in that area. We are aware of two other companies selling direct-mail birthday pieces in their respective States of Florida and Missouri. We have no recourse against anyone desiring to conduct the same business as us in any of the 45 states in the licensed territory.

Employees

We have no full-time employees. All activities since our organization have been undertaken by our officers as needed. Our officers do not currently spend all of their time on our business and estimate they devote approximately 10% of their business time on the business of Community Alliance, Inc. We anticipate that we will begin hiring employees as needed to support our anticipated growth.

Subsidiaries

We have one wholly owned subsidiary, Our Best Wishes, Inc. a Nevada corporation. There has been no activity in that subsidiary other than organization activity.


ITEM 1A.  RISK FACTORS

Not applicable


ITEM 1B.  UNRESOLVED STAFF COMMENTS

Not applicable


ITEM 2.  PROPERTIES

Our company is currently housed in the home of our president. We do not pay our president for use of such space. We anticipate that we will rent separate office facilities when needed to support the growth of our business. We do not currently anticipate the need for warehouse space for our business. We expect all warehouse and shipping of our products to be conducted by the packing firms engaged to manufacture our products.


ITEM 3.  LEGAL PROCEEDINGS.

The registrant is not involved in any legal proceedings at this date.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

    Item 5(a)

a) Market Information. The registrant began trading publicly on the NASD Over the Counter Bulletin Board in July 2009 under the symbol COMA.

The following table sets forth the range of high and low bid quotations for the registrant's common stock. The quotations represent inter-dealer prices without retail markup, markdown or commission, and may not necessarily represent actual transactions.

        Quarter  Ended                 High Bid             Low Bid
             07/31/09                    $.10                  $.10
             11/30/09                    $.10                  $.03


b) Holders. At January 31, 2010, there were approximately 52 shareholders of the registrant.

c) Dividends. Holders of the registrant's common stock are entitled to receive such dividends as may be declared by its board of directors. No dividends on the registrant's common stock have ever been paid, and the registrant does not anticipate that dividends will be paid on its common stock in the foreseeable future.

d)  Securities authorized for issuance under equity compensation plans.
None.

e)  Performance graph.  Not applicable.

f)  Sale of unregistered securities.  On June 21, 2009, American
Business Services, Inc. a company which is wholly owned by Phil E. Ray, converted $10,000 of a Convertible Promissory Note into 1,000,000 shares of common stock of Community Alliance.

    Item 5(b)  Use of Proceeds.  Not applicable.

    Item 5(c) Purchases of Equity Securities by the issuer and affiliated purchasers.


ITEM 6.  SELECTED FINANCIAL DATA

Not applicable to a smaller reporting company.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Additionally, on April 1, 2009, American Business Services, an affiliate, converted debt of $10,000 into 1,000,000 common shares of Community Alliance.

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

We are planning on commencing the sale of sub-licenses in the second quarter on 2010.

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

For the years ended November 30, 2009 and 2008, Community Alliance did not pursue any investing activities.

For the year ended November 30, 2009, Community Alliance had notes payable-borrowings of $29,050 and amount due from/to parent company of $1,000 resulting in net cash provided by financing activities of $28,050.

Comparatively, for the year ended November 30, 2008, Community Alliance notes payable-borrowings of $10,000. As a result, Community Alliance had net cash provided by financing activities of $10,000 for the year ended November 30, 2008.

On a long term basis, liquidity is dependent on continuation of operation and receipt of revenues.

Results of Operations

Year Ended November 30, 2009 Compared to Year Ended November 30, 2008

Revenues were $44,499 for the year ended November 30, 2009 compared to $23,665 for the year ended November 30, 2008. Costs of goods sold for the year ended November, 2009 were $13,810 compared to $13,127 for the year ended November 30, 2008. We have not sold any new sub-license agreements since early 2006.

Operating expenses increased from $40,927 for the year ended November 30, 2008 to $77,388 for the year ended November 30, 2009. The increase in these expenses was mainly due to the substantial increase in general and administrative expenses from $524,927 for the year ended November 30, 2008 to $72,055 for the year ended November 30, 2009 due to legal and accounting fees relating to the required SEC filings.

Community Alliance had net loss of $(31,072) for the year ended November 30, 2008 compared to a net loss of $(46,467) for the year ended November 30, 2009. Net loss was primarily due to increase general and administrative as described above.

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

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Contractual Obligations

The registrant has no material contractual obligations


ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Community Alliance, Inc.
Index to the Financial Statements


Report of Independent Registered Public Accounting Firm        17
Balance Sheets as of November 30, 2009 and 2008                18
Statements of Operations For the Years
  Ended November 30, 2009 and 2008                             19
Statements of Stockholders' Equity (Deficit) For
  the Years Ended November 30, 2009 and 2008                   20
Statements of Cash Flows For the Years Ended
  November 30, 2009 and 2008                                   22
Notes to Financial Statements                                  24

                       RONALD R. CHADWICK, P.C.
                     Certified Public Accountant
                    2851 South Parker Road, Suite 720
                       Aurora, Colorado  80014
                       Telephone (303)306-1967
                        Fax (303)306-1944

Board of Directors
Community Alliance, Inc.
Castle Rock, Colorado

I have audited the accompanying consolidated balance sheets of Community Alliance, Inc. (a development stage company) as of November 30, 2008 and 2009, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years then ended, and for the period from inception of the development stage (February 22, 2005) through November 30, 2009. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Community Alliance, Inc. at November 30, 2008 and 2009, and the consolidated results of its operations and its cash flows for the years then ended, and for the period from inception of the development stage (February 22, 2005) through November 30, 2009 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations and has had a working capital deficit and stockholders' deficit. These conditions raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

COMMUNITY ALLIANCE, INC.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS

                                                          Nov. 30,       Nov. 30
                                                            2008          2009
                                                           --------     ---------
ASSETS
Current assets
  Cash                                                     $ 21,776      $    573
  Deferred license expense - current                         16,000             -
                                                           --------      --------
         Total current assets                                37,776           573
                                                           --------      --------
  Deferred license expense                                    2,654             -
                                                           --------      --------
                                                              2,654             -
                                                           --------      --------
Total Assets                                               $ 40,430      $    573
                                                           ========      ========

LIABILITIES & STOCKHOLDERS' EQUITY

Current liabilities
  Accounts payable                                         $      -      $      -
  License account payable-related party                      35,050             -
  Due to parent company                                       5,775             -
  Unearned revenue - current                                  2,000             -
                                                           --------      --------
             Total current liabilities                       42,825             -
                                                           --------      --------
  Notes payable - related party                              37,250        29,050
  Unearned revenue                                            1,841             -
                                                           --------      --------
Total Liabilities                                            81,916        29,050
                                                           --------      --------
Stockholders' Equity
  Preferred stock, $.001 par value;
    5,000,000 shares authorized;
    none issued and outstanding                                   -             -
  Common stock, $.001 par value;
    95,000,000 shares authorized;
    1,507,000 (2008) and 3,507,000
    (2009) shares issued and outstanding                      1,507         3,507
  Additional paid in capital                                 28,493        85,969
  Deficit accumulated during the
    development stage                                       (71,486)     (117,953)
                                                           --------      --------




Total Stockholders' Equity                                  (41,486)       (28,477)
                                                           --------       --------
Total Liabilities and Stockholders' Equity                  $ 40,430      $    573
                                                            ========      ========

The accompanying notes are an integral part of the financial statements.

COMMUNITY ALLIANCE, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                         Feb. 22, 2005
                                                                           (Inception)
                                          Year Ended      Year Ended         Through
                                         Nov. 30, 2009   Nov. 30, 2008    Nov. 30, 2009
                                         -------------   -------------    -------------
Sales                                     $   23,665        $  44,499        $  99,304
Cost of goods sold                            13,810           13,127           45,137
                                           ---------        ---------        ---------
Gross profit                                   9,855           31,372           54,167
                                           ---------        ---------        ---------
Operating expenses:
      Amortized license                       16,000            5,333           36,904
      General and administrative              24,927           72,055          134,663
                                           ---------        ---------        ---------
                                              40,927           77,388          171,567
                                           ---------        ---------        ---------
Gain (loss) from operations                  (31,072)         (46,016)        (117,400)
                                           ---------        ---------        ---------
 Other income (expense)
      Interest expense                             -             (451)            (553)
                                           ---------        ---------        ---------
                                                   -             (451)            (553)
                                           ---------        ---------        ---------

Income (loss) before provision
   for income taxes                          (31,072)         (46,467)        (117,953)

Provision for income tax                           -                -                -
                                           ---------        ---------        ---------
 Net income (loss)                         $ (31,072)       $ (46,467)       $(117,953)
                                           =========        =========        =========
 Net income (loss) per share
 (Basic and fully diluted)                 $   (0.02)       $   (0.02)
                                           =========        =========
 Weighted average number of
 common shares outstanding                 1,507,000        2,840,333
                                           =========        =========

The accompanying notes are an integral part of the financial statements

COMMUNITY ALLIANCE, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                               Deficit
                                                                Accum.
                                 Common Stock                  During the   Stock-
                                           Amount    Paid In   Development  holders'
                              Shares(1)  ($.001 Par) Capital     Stage      Equity
                              ------------------  -------   -----------  --------
Balances at February
  22, 2005                           -   $     -   $      -    $      -    $      -
Stock issuance to parent
  company for licensing      1,507,000     1,507     28,493           -      30,000
Net income (loss) for
  the period                         -         -          -     (21,428)    (21,428)
                             ---------    ------    -------    --------    --------
Balances at November
  30, 2005                   1,507,000    $1,507    $28,493    $(21,428)   $  8,572
Net income (loss)
  for the period                     -         -          -      (9,252)     (9,252)
                             ---------    ------    -------    --------    --------
Balances at November
  30, 2006                   1,507,000    $1,507    $28,493    $(30,680)   $   (680)

Net income (loss)
  for the period                    -          -          -      (9,734)     (9,734)
                             ---------    ------    -------    --------    --------
Balances at November
  30, 2007                   1,507,000    $1,507    $28,493    $(40,414)   $(10,414)
                             =========    ======    =======    ========    ========
Net income (loss)
  for the period                     -         -         -     (31, 072)    (31,072)
                             ---------    ------   -------     --------    --------
Balances at November
  30, 2008                   1,507,000    $1,507    $28,493    $(71,486)  $(41, 486)
Stock issued for debt
  Satisfaction               2,000,000     2,000     43,050           -      45,050
Paid in capital - debt
  Relief                             -         -     14,426           -      14,426
Net income (loss) for
  The year                           -         -          -     (46,467)    (46,467)
                             ---------    ------    -------    --------    --------
Balances at November 30,
  2009                       3,507,000    $3,507    $85,969   $(117,953)   $(28,477)
                             =========    ======    =======    ========    ========

(1)As restated for a 15,070 for 1 forward stock split on August 25, 2008

The accompanying notes are an integral part of the financial statements.

COMMUNITY ALLIANCE
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                         Feb. 22, 2005
                                                                           (Inception)
                                          Year Ended      Year Ended         Through
                                         Nov. 30, 2009   Nov. 30, 2008    Nov. 30, 2009
                                         -------------   -------------    -------------
 Cash Flows From Operating Activities:
      Net income (loss) during the
        development stage                    $ (31,072)     $ (46,467)      $(117,953)
      Adjustments to reconcile net loss to
      net cash provided by (used for)
      operating activities:
          Compensatory stock issuances               -               -         30,000
          Accounts receivable                    8,000               -              -
          Deferred expenses                     (4,000)         18,654              -
          Related party payable                 33,050               -         35,050
          Accrued interest payable                   -             451            451
          Deferred revenues                    (10,845)         (3,841)             -
          Accounts payable                      (2,525)              -              -
                                             ---------       ---------      ---------
             Net cash provided by (used for)
             operating activities               (7,392)        (31,203)       (52,452)
                                             ---------       ---------      ---------
Cash Flows From Investing Activities:
                                                     -               -              -
             Net cash provided by (used for)
             investing activities                    -               -              -
Cash Flows From Financing Activities:
      Notes payable - borrowings                29,050          10,000         42,550
      Notes payable - payments                       -               -         (3,500)
      Due from/to parent company                 1,000               -         13,975
                                              --------        --------       --------
           Net cash provided by (used for)
             financing activities               28,050          10,000         53,025
                                              --------        --------       --------
Net Increase (Decrease) In Cash                 20,658         (21,203)           573
Cash At The Beginning Of The Period              1,118          21,776              -
                                              --------        --------       --------
Cash At The End Of The Period                 $  1,118        $    573       $    573
                                              ========        ========       ========

Schedule Of Non-Cash Investing And Financing Activities
-------------------------------------------------------

In 2005, the Company issued its parent company 1,507,000 common shares for a license recorded at $30,000.
In 2008, the Company issued 2,000,000 common shares in satisfaction of $45,050 in debt.

                                                                         Feb. 22, 2005
                                                                           (Inception)
                                          Year Ended      Year Ended         Through
                                         Nov. 30, 2009   Nov. 30, 2008    Nov. 30, 2009
                                         -------------   -------------    -------------

Supplemental Disclosure

 Cash paid for interest                    $      -        $      -          $    102
 Cash paid for income taxes                $      -        $      -          $      -

The accompanying notes are an integral part of the financial statements

Community Alliance, Inc. and Subsidiary
(A Developmental Stage Enterprise)
Notes to  Consolidated Financial Statements
November 30, 2008 and 2009

Note 1 - Organization and Summary of Significant Accounting Policies
Organization

Community Alliance, Inc. (the "Company") was incorporated on February 22, 2005 in the State of Nevada. The Company is in the development stage and its intent is to conduct business as an advertising and consulting company. Community Alliance, Inc. currently markets sub-licenses for take-home school folders.

The Company has chosen November 30 as a year end.

Basis of Presentation

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company incurred losses and has a working capital deficit. These conditions raise substantial doubt as to the Company's ability to continue as a going concern. These financial statements do not include any adjustments that might result from the outcome of this uncertainty. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Principles of consolidation

The accompanying consolidated financial statements include the accounts of Community Alliance, Inc. and its wholly owned subsidiary. All intercompany accounts and transactions have been eliminated in consolidation.

Use of estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles (GAAP) requires management to make estimates and assumptions that affect the amounts reported in the financial statements. The Company bases its estimates on historical experience, management expectations for future performance, and other assumptions as appropriate. Key areas affected by estimates include the assessment of the recoverability of long-lived assets, which is based on such factors as estimated future cash flows. The Company re-evaluates its estimates on an ongoing basis. Actual results may vary from those estimates.

Community Alliance, Inc. and Subsidiary
(A Developmental Stage Enterprise)
Notes to  Consolidated Financial Statements - (Continued)
November 30, 2008 and 2009

Cash and cash equivalents

All cash and short-term investments with original maturities of three months or less are considered cash and cash equivalents, since they are readily convertible to cash. These short-term investments are stated at cost, which approximates fair value.

Concentration of Credit Risk

The Company sells licenses to companies or individuals. In some cases the licensee will pay cash for the full amount of the license fee and in other cases the licensee will pay an amount down and pay the balance over a period of time. The Company extends credit to the licensee based on an evaluation of the customer's financial condition, generally without collateral, other than the possibility of revoking the license
if the licensee does not make the payments on time.   Exposure to
losses on receivables is principally dependent on each licensee's financial condition. The Company will monitor its exposure for credit losses and will maintain allowances for anticipated losses, as required. Since the Company is in its early stage, it is too early to tell what the percentage of payment of all licensees will be.

Property and equipment

The Company has no property or equipment at this time.

Revenue Recognition

Revenues are recognized only when realized / realizable and earned, in accordance with GAAP. Advertising revenues are recognized when the underlying advertisements are published, defined as the issuer's on-sale date.

The Company follows the guidance of the Securities and Exchange Commission's Staff Accounting Bulletin 104 ("SAB 104") for revenue recognition. SAB 104 provides guidance on applying accounting principles generally accepted in the United States of America to revenue recognition in financial statements and applies provisions therein to the Company's sublicensing income and licensing expense whereby the income and expense amounts are recognized as time passes in accordance with the applicable contracts. The Company requires the sub-licensees to pay a publication fee of $1,900 for each school project that includes the creation of advertisements for the sponsors and the production, printing, and delivery of the completed folders and recognizes income when delivered and collections of amounts due can be reasonably expected. In instances of small schools, the publication fee may be reduced.

Community Alliance, Inc. and Subsidiary
(A Developmental Stage Enterprise)
Notes to  Consolidated Financial Statements - (Continued)
November 30, 2008 and 2009

Advertising expenses

Advertising costs are expensed when incurred. No advertising was conducted during the twelve months ended November 30, 2008 or 2009.

Income taxes

Income taxes are accounted for in accordance with SFAS 109, Accounting for Income Taxes, using the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The Company is currently filing its income tax returns on the cash basis.

Earnings (loss) per share

Basic earnings per share are computed using the weighted average number of actual common shares outstanding during the period. Diluted earnings per share reflects the potential dilution that would occur from the exercise of the conversion options of the debentures.

Note 2 - Development Stage Company

Based upon the Company's business plan, it is a development stage enterprise. The Company is currently devoting most of its efforts toward raising capital, developing business and marketing strategies, and seeking territorial sub-licenses.

Accordingly, the Company presents its financial statements in conformity with the accounting principles generally accepted in the United States of America that apply in establishing operating enterprises. As a development stage enterprise, the Company discloses the income accumulated during the development stage and the cumulative statements of operations and cash flows from inception to the current balance sheet date.

Note 3 - Related Party Transactions

At November 30, 2009, the Company had two notes payable to a corporation controlled by an officer totaling $29,050. One note for $10,000 bears no interest until November 18, 2010, and 6% per annum thereafter until due in full at December 31, 2010. The other note for $19,050 bears no interest until June 1, 2010, and 6% per annum thereafter until due in full at December 31, 2010.

Community Alliance, Inc. and Subsidiary
(A Developmental Stage Enterprise)
Notes to  Consolidated Financial Statements - (Continued)
November 30, 2008 and 2009

In 2009, a corporation controlled by an officer was issued 1,000,000 common shares for $10,000 in note payable debt satisfaction, and the same corporation contributed $8,651 in debt relief to the capital of the corporation while an additional $5,775 owed to the Company's former parent corporation was also contributed to the Company's capital.

Note 4 - Commitments

Currently the Company's office space is provided by the President at no charge. In the future the Company intends to lease office space as needed.

Note 5 - Segment Information

Community Alliance, Inc. has determined that it has one reportable segment, the sale of licenses for the Community Alliance business model.

Note 6 - Income Taxes

Deferred income taxes arise from the temporary differences between financial statement and income tax recognition of net operating losses. These loss carryovers are limited under the Internal Revenue Code should a significant change in ownership occur.

At November 30, 2008 and 2009 the Company had net operating loss carryforwards of approximately $71,000 and $117,000 which begin to expire in 2028. The deferred tax asset of $14,000 and $23,000 created by the net operating losses has been offset by a 100% valuation allowance. The change in the valuation allowance in fiscal year 2008 and 2009 was approximately $6,000 and $9,000.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A.  CONTROLS AND PROCEDURES

Controls and Procedures.

Evaluation of Disclosure Controls and Procedures:

We maintain disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act that are designed to insure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the periods specified in the Securities and Exchange Commission's rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), or the persons performing similar functions, to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of our CEO and CFO, or the persons performing similar functions, our management has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this annual report. Based on that evaluation, our CEO and CFO, or the persons performing similar functions, concluded that our disclosure controls and procedures were effective as of November 30, 2009.

Management's Annual Report on Internal Control over Financial Reporting:

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is the process designed by and under the supervision of our CEO and CFO, or the persons performing similar functions, to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of our financial statements for external reporting in accordance with accounting principles generally accepted in the United States of America. Management has evaluated the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control over Financial Reporting
- Guidance for Smaller Public Companies.

Under the supervision and with the participation of our CEO and CFO, or the persons performing similar functions, our management has assessed the effectiveness of our internal control over financial reporting as of November 30, 2009, and concluded that it is effective.

This annual report does not include an attestation report of the registrant's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the registrant's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the registrant to provide only management's report in this annual report.

Evaluation of Changes in Internal Control over Financial Reporting:

Under the supervision and with the participation of our CEO and CFO, or those persons performing similar functions, our management has evaluated changes in our internal controls over financial reporting that occurred during the fourth quarter of 2009. Based on that evaluation, our CEO and CFO, or those persons performing similar functions, did not identify any change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Important Considerations:

The effectiveness of our disclosure controls and procedures and our internal control over financial reporting is subject to various inherent limitations, including cost limitations, judgments used in decision making, assumptions about the likelihood of future events, the soundness of our systems, the possibility of human error, and the risk of fraud. Moreover, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions and the risk that the degree of compliance with policies or procedures may deteriorate over time. Because of these limitations, there can be no assurance that any system of disclosure controls and procedures or internal control over financial reporting will be successful in preventing all errors or fraud or in making all material information known in a timely manner to the appropriate levels of management.

ITEM 9B.  OTHER INFORMATION

None

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Our directors and executive officers are:

Name              Age   Position
----              ---   --------
Phillip E. Ray    72    President, Chief Executive Officer,
Director
A. Terry Ray      65    Secretary, Director
Ruth Daily	      49	Treasurer, Director

Mr. Phil E. Ray has had experience in the management of public and non-public companies, including developing national marketing programs, advertising and publications, product development, investor relations, public securities offerings, corporate development, business plan preparation, financing strategies for developing companies and many other areas of corporate development and management. Mr. Ray has served as the President, a director and the sole shareholder of VentureVest Capital Corporation and American Business Services, Inc., two Denver, Colorado-based companies, since he founded the businesses in 1997. VentureVest Capital and American Business Services are engaged in business consulting in the areas of advertising, marketing, mergers and acquisitions and strategic planning, primarily, for companies preparing for an initial public securities offering or a private securities placement.

Mr. Ray was Assistant Manager of Howlett Distributing in Las Vegas, Nevada, prior to founding his own advertising business in 1958. From 1958 until 1971, he served as owner and President of Advertising Productions of Nevada, Inc., an advertising service, and Phil E. Ray & Associates, a full-service advertising agency. Mr. Ray relocated to Colorado in 1971. In 1972, he founded and served as President and Chairman of the Board of Directors of Electromedics, Inc., a Colorado corporation specializing in medical products. Electromedics became a public company in 1974 through an initial public securities offering. Electromedics developed into a company with diversified medical, industrial and consumer products. Mr. Ray acquired the consumer products division of Electromedics in 1981, organized a new company and eventually merged that company with a public company to spend full time in business consulting and other ventures, including VentureVest Capital and American Business Services.

Ms. Alice Terry Ray has served as the corporate secretary of a number of public and private corporations and the administrative assistant or secretary to presidents of several companies for many years. Since 1993, she has served as the Secretary of American Business Services, one of the business consulting companies owned by Mr. Ray. From 1995 to January 2004, she was employed as a senior administrator for Denver Reserve, Inc., a company in Littleton, Colorado, engaged in pre-tax benefit plans. Ms. Ray currently serves as President of a literary guild and she has served in various administrative positions in her community for many years. Ms. Ray attended the University of Nevada-Las Vegas, majoring in business administration, from 1963 to 1965.

Ms. Daily manages Venitech, LLC, a Denver, Colorado-based advertising and business consulting firm that she founded in 1999. Through Ms. Daily's efforts, Venitech developed the Community Alliance Custom Take-Home Folder program under the trade name of Community Alliance of Colorado in October of 2002. Community alliance of Colorado has signed up 38 schools in Colorado and is generating between $70,000 and $100,000 in revenue. In February of 2008, Venitech entered into a Licensing Agreement with Community Alliance, Inc., and for a fee, granting a license to Community Alliance, Inc. for the State of Colorado, and in so doing assigned over to Community Alliance, Inc. all of the schools that was under contract in Colorado, except for Jefferson County, and the revenue generated from the sales of advertising from the school folders.

Ms. Daily has became a director of the Company and has continued to contract with schools and to sell advertising for the school folders in Colorado for the benefit of the Company, and to do so on a commission only basis.

Section 16(a) Beneficial Ownership Reporting Compliance

Under Section 16(a) of the Securities Exchange Act of 1934, as amended, an officer, director, or greater-than-10% shareholder of the registrant must file a Form 4 reporting the acquisition or disposition of registrant's equity securities with the Securities and Exchange Commission no later than the end of the second business day after the day the transaction occurred unless certain exceptions apply. Transactions not reported on Form 4 must be reported on Form 5 within 45 days after the end of the registrant's fiscal year. Such persons must also file initial reports of ownership on Form 3 upon becoming an officer, director, or greater-than-10% shareholder. To our knowledge, based solely on a review of the copies of these reports furnished to it, the officers, directors, and greater than 10% beneficial owners complied with all applicable Section 16(a) filing requirements during 2009.

Code of Ethics Policy

We have not yet adopted a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions.

Corporate Governance.

There have been no changes in any state law or other procedures by which security holders may recommend nominees to our board of directors. In addition to having no nominating committee for this purpose, we currently have no specific audit committee and no audit committee financial expert. Based on the fact that our current business affairs are simple, any such committees are excessive and beyond the scope of our business and needs.

Indemnification.

The registrant shall indemnify to the fullest extent permitted by, and in the manner permissible under the laws of the State of Colorado, any person made, or threatened to be made, a party to an action or proceeding, whether criminal, civil, administrative or investigative, by reason of the fact that he is or was a director or officer of the registrant, or served any other enterprise as director, officer or employee at the request of the registrant. The board of directors, in its discretion, shall have the power on behalf of the registrant to indemnify any person, other than a director or officer, made a party to any action, suit or proceeding by reason of the fact that he/she is or was an employee of the registrant.

Insofar as indemnification for liabilities arising under the Act may be permitted to directors, officers and controlling persons of the registrant, the registrant has been advised that in the opinion of the Securities and Exchange Commission such indemnification is against public policy as expressed in the Act and is, therefore, unenforceable. In the event that a claim for indemnification against such liabilities (other than the payment by the registrant of expenses incurred or paid by a director, officer or controlling person of the registrant in the successful defense of any action, suit or proceedings) is asserted by such director, officer, or controlling person in connection with any securities being registered, the registrant will, unless in the opinion of its counsel the matter has been settled by controlling precedent, submit to a court of appropriate jurisdiction the question whether such indemnification by it is against public policy as expressed in the Act and will be governed by the final adjudication of such issues.

INDEMNIFICATION OF OFFICERS OR PERSONS CONTROLLING THE REGISTRANT FOR LIABILITIES ARISING UNDER THE SECURITIES ACT OF 1933, IS HELD TO BE AGAINST PUBLIC POLICY BY THE SECURITIES AND EXCHANGE COMMISSION AND IS THEREFORE UNENFORCEABLE.


ITEM 11. EXECUTIVE COMPENSATION

The following table set forth certain information as to the compensation paid to our sole executive officer.

No executive of Community Alliance has received compensation since the inception of Community Alliance. We have not determined when we will be in a position to pay our officers.

Executive Employment Contracts

Our named executive officers serve "at will" with no written employment agreements. They do not currently receive any compensation for such services.

Equity Compensation Plan Information as of November 30, 2009.
We do not have any equity compensation plans outstanding as of November
30, 2009.

Director Compensation

We do not pay our directors compensation and have no intention to pay our directors compensation in the near future.


ITEM 12.  SECURITIES OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT AND RELATED STOCKHOLDERS MATTERS

The following tabulates holdings of shares of the registrant by each person who, subject to the above, holds of record or is known by management to own beneficially more than 5.0% of the common shares and, in addition, by all directors and officers of the registrant individually and as a group. Each named beneficial owner has sole voting and investment power with respect to the shares set forth opposite his name.

                                                              Percentage of
                                Number & Class(1)              Outstanding
Name and Address                  of Shares                   Common Stock
Phillip E. Ray(2)                   1,300,000(direct)               37.07%
4980 Silver Pine Drive               110,000(indirect)               3.14%
Castle Rock, CO 80108

Ruth Daily                          1,300,000                       37.07%
4980 Silver Pine Drive
Castle Rock, CO 80108

A. Terry Ray(3)                     1,410,000(indirect)             40.21%
4980 Silver Pine Drive
Castle Rock, CO 80108

All directors and officers
 as a group (3 persons)             2,600,000                       74.14%
                                      110,000                        3.14%

(1)Pursuant to Rule 13d-3 under the Securities Exchange Act of 1934, as amended, beneficial ownership of a security consists of sole or shared voting power (including the power to vote or direct the voting) and/or sole or shared investment power (including the power to dispose or direct the disposition) with respect to a security whether through a contract, arrangement, understanding, relationship or otherwise.

(2)Phillip E. Ray is the beneficial owner of 1,410,000 shares of our common stock through his direct ownership of 1,300,000 shares of our common stock and through his positions as the sole officer, director and shareholder of American Business Services, Inc., which owns 50,000 shares of our common stock, and the majority shareholder and sole officer and director of VentureVest Capital Corporation, which owns 60,000 shares of our common stock.

(3)A. Terry Ray is the beneficial owner of the 1,410,000 shares of our common stock directly and indirectly held by her spouse, Phillip
E. Ray.

Unless otherwise indicated, each person indicated above has sole power to vote, or dispose or direct the disposition of all shares beneficially owned, subject to applicable unity property laws.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

At November 30, 2009, Community Alliance had two notes payable to a corporation controlled by Phil Ray, an officer totaling $29,050. One note for $10,000 bears no interest until November 18, 2010, and 6% per annum thereafter until due in full at December 31, 2010. The other note for $19,050 bears no interest until June 1, 2010, and 6% per annum thereafter until due in full at December 31, 2010.

In 2009, American Business Services, Inc., a corporation controlled by Phil Ray, an officer, was issued 1,000,000 common shares for $10,000 in note payable debt satisfaction, and the same corporation contributed $8,651 in debt relief to the capital of the corporation while an additional $5,775 owed to Community Alliance's former parent corporation was also contributed to Community Alliance's capital.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

Audit Fees. We incurred aggregate fees and expenses of approximately $4,810 and $7,980 respectively, from Ronald R. Chadwick, P.C. for the 2009 and 2008 fiscal years. Such fees included work completed for our annual audits and for the review of our financial statements included in our Form 10-Q.

Tax Fees. We did not incur any aggregate tax fees and expenses from Ronald R. Chadwick, P.C. for the 2009 and 2008 fiscal years for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees. We did not incur any other fees from Ronald R. Chadwick, P.C. during fiscal 2009 and 2008.

The board of directors, acting as the Audit Committee considered whether, and determined that, the auditor's provision of non-audit services was compatible with maintaining the auditor's independence. All of the services described above for fiscal years 2009 and 2008 were approved by the board of directors pursuant to its policies and procedures. We intend to continue using Ronald R. Chadwick, P.C. solely for audit and audit-related services, tax consultation and tax compliance services, and, as needed, for due diligence in acquisitions.

Part IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1)  List of Financial statements included in Part II hereof

Independent Auditor's Report
Balance Sheets, November 30, 2009 and 2008
Statements of Operations for the years ended November 30, 2009 and 2008 Statements of Stockholders' Equity for the years ended November 30, 2009 and 2008
Statements of Cash Flows for the years ended November 30, 2009 and 2008
Notes to the Financial Statements

(a)(2) List of Financial Statement schedules included in Part
IV hereof:  None

(a)(3) Exhibits

The following of exhibits are filed with this report:
(10.1) License Agreement Dated June 12, 2009 between Venitech, LLC and Community Alliance, Inc.
(10.2) Convertible Promissory Note dated June 1, 2009, in the principal amount of $19,040 payable by American Business Services, Inc., as the maker, to Community Alliance, Inc., as the holder.
(10.3) Convertible Promissory Note dated November 18, 2009, in the principal amount of $10,000 payable by American Business Services, Inc., as the maker, to Community Alliance, Inc., as the holder.
(31-1) 302 certification - CEO
(31-2) 302 certification - CFO
(32-1) 906 certification - CEO
(32-2) 906 certification - CFO

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Report to be signed on its behalf by the undersigned duly authorized person.

Date:    February 12, 2010

Community Alliance, Inc.

/s/ Phillip E. Ray
------------------------------
By: Phillip E. Ray, President

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Corporation and in the capacities and on the dates indicated.

/s/ Phillip E. Ray          CEO and Director          February 12, 2010
--------------------
Phillip E. Ray


/s/A. Terry Ray             Director                  February 12, 2010
--------------------
A. Terry Ray

/s/Ruth Daily               CFO, Controller          February 12, 2010
--------------------        Director
Ruth Daily