Form 10-Q
period 2010-02-28
Community Alliance, Inc.
filed 2010-04-28
CIK 1443202

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

The number of outstanding shares of the registrant's common stock, April 15, 2010:

  Common Stock  -  3,507,000

COMMUNITY ALLIANCE, INC.
FORM 10-Q
For the quarterly period ended February 28, 2010
INDEX

                                                             Page
                                                             ----

PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements (Unaudited)                      3
Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of Operations       9
Item 3.  Quantitative and Qualitative Disclosure About
           Market Risk                                        11
Item 4T. Controls and Procedures                              12

PART II - OTHER INFORMATION
Item 1.  Legal Proceedings                                    13
Item 1A. Risk Factors                                         13
Item 2.  Unregistered Sales of Equity Securities and Use
           of Proceeds                                        13
Item 3.  Defaults upon Senior Securities                      13
Item 4.  Submission of Matters to a Vote of Security
           Holders                                            13
Item 5.  Other Information                                    13
Item 6.  Exhibits                                             13

SIGNATURES

PART I
Item I - FINANCIAL STATEMENTS

                       COMMUNITY ALLIANCE, INC.
                    (A Development Stage Company)
                     CONSOLIDATED BALANCE SHEETS

                                                            Feb. 28,
                                               Nov. 30,      2010
                                                 2009     (Unaudited)
                                               --------    ---------
                                 ASSETS

Current assets
  Cash                                         $    573    $     99
                                               --------    --------
    Total current assets                            573          99
                                               --------    --------
Total Assets                                   $    573    $     99
                                               ========    ========

                  LIABILITIES & STOCKHOLDERS' EQUITY

Current liabilities
  Accounts payable                             $      -    $      -
  Due to parent company                               -           -
                                               --------    --------
    Total current liabilities                         -           -
                                               --------    --------
  Notes payable - related party                  29,050      29,050
  Accrued interest payable                            -           -
                                               --------    --------
                                                 29,050      29,050
                                               --------    --------
 Total Liabilities                               29,050      29,050
                                               --------    --------
 Stockholders' Equity
  Preferred stock, $.001 par value;
   5,000,000 shares authorized;
    none issued and outstanding
  Common stock, $.001 par value;                      -           -
   95,000,000 shares authorized;
   3,507,000 shares issued and outstanding        3,507       3,507
  Additional paid in capital                     85,969      85,969
  Deficit accumulated during the dev. Stage    (117,953)   (118,427)
                                               --------    --------
 Total Stockholders' Equity                     (28,477)    (28,951)
                                               --------    --------
 Total Liabilities and Stockholders' Equity    $    573    $     99
                                               ========    ========

                The accompanying notes are an integral part
                 of the consolidated financial statements.

                        COMMUNITY ALLIANCE, INC.
                     (A Development Stage Company)
                  CONSOLIDATED STATEMENTS OF OPERATIONS
                              (Unaudited)

                                                                       Feb. 22, 2005
                                       Three Months    Three Months     (Inception)
                                          Ended            Ended          Through
                                       Feb. 28, 2009   Feb. 28, 2010   Feb. 28, 2010
                                       -------------   -------------   -------------
Sales                                   $    1,000      $    4,308        $  103,612
Cost of goods sold                               -               -            45,137
                                         ----------      ----------       ----------
Gross profit                                  1,000           4,308           58,475
                                         ----------      ----------       ----------
Operating expenses:
  Amortized license                           4,000               -           36,904
  General and administrative                 13,097           4,782          139,445
                                         ----------      ----------       ----------
                                             17,097           4,782          176,349
                                         ----------      ----------       ----------
Gain (loss) from operations                 (16,097)           (474)        (117,874)
                                         ----------      ----------       ----------
Other income (expense):
  Interest expense                                -               -             (553)
                                         ----------      ----------       ----------
                                                  -               -             (553)
                                         ----------      ----------       ----------
Income (loss) before provision for
  income taxes                              (16,097)           (474)        (118,427)

Provision for income tax                          -               -                -
                                         ----------      ----------       ----------
Net income (loss)                        $  (16,097)     $     (474)      $ (118,427)
                                         ==========      ==========       ==========
Net income (loss) per share
 (Basic and fully diluted)               $    (0.01)     $    (0.00)
                                         ==========      ==========
 Weighted average number of
 common shares outstanding                1,507,000       3,507,000
                                         ==========      ==========

                  The accompanying notes are an integral part
                   of the consolidated financial statements.

                        COMMUNITY ALLIANCE, INC.
                      (A Development Stage Company)
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (Unaudited)

                                                                       Feb. 22, 2005
                                       Three Months    Three Months     (Inception)
                                          Ended            Ended          Through
                                       Feb. 28, 2009   Feb. 28, 2010   Feb. 28, 2010
                                       -------------   -------------   -------------
Cash Flows From Operating Activities:
  Net income (loss) during the
   development stage                      $ (17,667)     $    (474)     $ (118,427)

  Adjustments to reconcile net loss to
   net cash provided by (used for)
   operating activities:
    Compensatory stock issuances                  -              -          30,000
    Deferred expenses                         4,000              -               -
    Related party payables                        -              -          35,050
    Accrued interest payable                     82              -             451
    Deferred revenues                          (500)             -               -
    Accounts payable
                                          ---------      ---------       ---------
      Net cash provided by (used for)
       operating activities                 (14,085)          (474)        (52,926)
                                          ---------      ---------       ---------
Cash Flows From Investing Activities:             -              -               -
                                          ---------      ---------       ---------
  Net cash provided by (used for)
   investing activities                           -              -               -
                                          ---------      ---------       ---------

                            (Continued On Following Page)

The accompanying notes are an integral part of the consolidated financial statements.

                        COMMUNITY ALLIANCE, INC.
                     (A Development Stage Company)
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (Unaudited)

(Continued From Previous Page)

                                                                       Feb. 22, 2005
                                       Three Months    Three Months     (Inception)
                                          Ended            Ended          Through
                                       Feb. 28, 2009   Feb. 28, 2010   Feb. 28, 2010
                                       -------------   -------------   -------------

Cash Flows From Financing Activities:
  Notes payable - borrowings                     -               -          42,550
  Notes payable - payments                       -               -          (3,500)
  Due from/to parent company                     -               -          13,975
                                          --------        --------        --------
    Net cash provided by (used for)
    financing activities                         -               -          53,025
                                          --------        --------        --------
Net Increase (Decrease) In Cash            (14,085)           (474)             99

Cash At The Beginning Of The Period         21,776             573               -
                                          --------        --------        --------
Cash At The End Of The Period             $  7,691        $     99        $     99
                                          ========        ========        ========

Schedule Of Non-Cash Investing And Financing Activities

None

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

Income tax

The Company accounts for income taxes pursuant to ASC 740. Under ASC 740 deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

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

For the three months ended February 28, 2010 and 2009, Community
Alliance did not pursue any investing activities.

For the years ended November 30, 2009 and 2008, Community Alliance did not pursue any investing activities.

For the three months ended February 28, 2010 and 2009, Community
Alliance did not pursue any financing activities.

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

Results of Operations

Three Months Ended February 28, 2010 Compared to Three Months Ended February 28, 2009

Revenues were $1,000 for the three months ended February 28, 2009 compared to $4,308 for the three months ended February 28, 2010. We have not sold any new sub-license agreements since early 2006.

Operating expenses decreased from $17,097 for the three months ended February 28, 2009 to $4,782 for the three months ended February 28, 2010. The decrease in these expenses was mainly due to a decrease in amortized license from $4,000 to $0 and a decrease in activity which led to a decrease in general and administrative expenses from $13,097 to $4,782. General and administrative expenses for the three months ended February 28, 2010 consisted mainly of legal and accounting expenses relating to being a reporting company under the Exchange Act of 1934.

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

Item 4T.  Controls and Procedures.

During the three months ended February 28, 2010, there were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of February 28, 2010. Based on this evaluation, our chief executive officer and chief principal financial officers have concluded such controls and procedures to be effective as of February 28, 2010 to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms and to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Dated: April 28, 2010

COMMUNITY ALLIANCE, INC.

By: /s/Phillip E. Ray
---------------------------
Phillip E. Ray, Principal Executive Officer