Form 10-Q
period 2010-05-31
Community Alliance, Inc.
filed 2010-07-20
CIK 1443202

SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C. 20549

                                FORM 10-Q

[x]     Quarterly Report Pursuant to Section 13 or 15(d) Securities
Exchange Act of 1934 for Quarterly Period Ended May 31, 2010

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

The number of outstanding shares of the registrant's common stock, July 15, 2010:

  Common Stock  -  3,507,000

COMMUNITY ALLIANCE, INC.
FORM 10-Q
For the quarterly period ended May 31, 2010
INDEX

                                                             Page
                                                             ----

PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements (Unaudited)                      3
Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of Operations       9
Item 3.  Quantitative and Qualitative Disclosure About
           Market Risk                                        11
Item 4T. Controls and Procedures                              11

PART II - OTHER INFORMATION
Item 1.  Legal Proceedings                                    13
Item 1A. Risk Factors                                         13
Item 2.  Unregistered Sales of Equity Securities and Use
           of Proceeds                                        13
Item 3.  Defaults upon Senior Securities                      13
Item 4.  Submission of Matters to a Vote of Security
           Holders                                            13
Item 5.  Other Information                                    13
Item 6.  Exhibits                                             13

SIGNATURES

PART I
Item I - FINANCIAL STATEMENTS

COMMUNITY ALLIANCE, INC.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS

                                                                          May 31,
                                                          Nov. 30           2010
                                                            2009        (Unaudited)
                                                         ---------      -----------
ASSETS
Current assets
  Cash                                                     $    573      $      -
                                                           --------      --------
         Total current assets                                   573             -
                                                           --------      --------
Total Assets                                               $    573      $      -
                                                           ========      ========

LIABILITIES & STOCKHOLDERS' EQUITY

Current liabilities
  Account payable                                          $      -      $      -
  Due to parent company                                           -             -
                                                           --------      --------
             Total current liabilities                            -             -
                                                           --------      --------
  Notes payable - related party                              29,050        29,050
  Accrued interest payable                                        -             -
                                                           --------      --------
                                                             29,050        29,050
                                                           --------      --------
Total Liabilities                                            29,050        29,050
                                                           --------      --------
Stockholders' Equity
  Preferred stock, $.001 par value;
    5,000,000 shares authorized;
    none issued and outstanding                                   -             -
  Common stock, $.001 par value;
    95,000,000 shares authorized;
    3,507,000 shares issued and outstanding                   3,507         3,507
  Additional paid in capital                                 85,969        85,969
  Deficit accumulated during the
    development stage                                      (117,953)     (118,526)
                                                           --------      --------
Total Stockholders' Equity                                  (28,477)      (29,050)
                                                           --------      --------
Total Liabilities and Stockholders' Equity                 $    573      $  4,750
                                                           ========      ========

The accompanying notes are an integral part of the consolidated financial statements.

COMMUNITY ALLIANCE, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

                                          Three Months               Six Months
                                            Ended                      Ended
                                           May 31,                    May 31,
                                       2009         2010         2009         2010
                                    ----------   ----------   ----------   ----------
Sales                               $      500   $   11,200   $    1,000   $   15,508
Cost of sales and services                   -            -            -            -
                                    ----------   ----------   ----------   ----------
Gross profit                               500       11,200        1,000       15,508
                                    ----------   ----------   ----------   ----------

Operating expenses
  Amortized license                      1,333            -        5,333            -
  General and administrative            26,262       11,299       40,347       16,081
                                    ----------   ----------   ----------   ----------
                                        27,595       11,299       45,680       16,081
                                    ----------   ----------   ----------   ----------
Gain(loss) from operations                (203)        (99)      (44,680)        (573)
                                    ----------   ----------   ----------   ----------
Other income and (expense):
  Interest expense                       (205)           -         (287)            -
                                    ----------   ----------   ----------   ----------
                                         (205)           -         (287)            -
                                    ----------   ----------   ----------   ----------

Income (loss) before provision
  for income taxes                     (27,300)         (99)     (44,967)        (573)
                                    ----------   ----------   ----------   ----------
  Net income (loss)                 $  (27,300)  $      (99)  $  (44,967)  $     (573)
                                    ==========   ==========   ==========   ==========

Net income(loss) per share
  (Basic and fully diluted)         $    (0.01)   $   (0.00)  $    (0.02)   $   (0.00)
                                    ==========   ==========   ==========   ==========
  Weighted average shares
   0utstanding                       2,840,333    3,507,000    2,173,667    3,507,000
                                    ==========   ==========   ==========   ==========

COMMUNITY ALLIANCE
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

                                                                         Feb. 22, 2005
                                        Six Months        Six Months      (Inception)
                                            Ended           Ended           Through
                                         May 31, 2009   May 31, 2010     May 31, 2010
                                         -------------   -------------   -------------
 Cash Flows From Operating Activities:
      Net income (loss) during the
        development stage                    $ (44,967)     $    (573)     $ (118,526)
      Adjustments to reconcile net loss to
      net cash provided by (used for)
      operating activities:
          Compensatory stock issuances               -               -         30,000
          Accounts receivable                        -               -              -
          Deferred expenses                     18,654               -              -
          Loan payable - related party               -               -         35,050
          Accrued interest payable                 287               -            451
          Deferred revenues                     (1,000)              -              -
          Customer deposits                          -               -              -
          Accounts payable                           -               -              -
                                             ---------       ---------      ---------
             Net cash provided by (used for)
             operating activities              (27,026)           (573)       (53,025)
                                             ---------       ---------      ---------
Cash Flows From Investing Activities:
             Net cash provided by (used for)
             investing activities                    -               -              -
                                             ---------       ---------      ---------
Cash Flows From Financing Activities:
      Notes payable - borrowings                10,000               -         42,550
      Notes payable - payments                       -               -         (3,500)
      Due from/to parent company                     -               -         13,975
                                              --------        --------       --------
           Net cash provided by (used for)
             financing activities               10,000               -         53,025
                                              --------        --------       --------
Net Increase (Decrease) In Cash                (17,026)           (573)             -
Cash At The Beginning Of The Period             21,776             573              -
                                              --------        --------       --------
Cash At The End Of The Period                 $  4,750        $      -       $      -
                                              ========        ========       ========



Schedule Of Non-Cash Investing And Financing Activities
-------------------------------------------------------

In 2005, the Company issued its parent company 1,507,000 common shares for a license recorded at $30,000.
In 2009, the Company issued 2,000,000 common shares to related parties for debt relief of $45,050.

Supplemental Disclosure

 Cash paid for interest                    $      -        $      -
 Cash paid for income taxes                $      -        $      -

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Trends and Uncertainties

Demand for our products and services are dependent on, among other things, general economic conditions which are cyclical in nature. Also due to the seasonality of our Custom Take-Home School Folder Business, we have not had any sales in the last 60 days. We are currently working to line up sales for the 2010 school year which would occur in the third quarter

On May 19, 2010, we appointed James Rowan to the board of directors. Mr. Rowan is experienced in the alternative energy markets and is assisting us in the exploration of options to expand our current business model to include intellectual properties in the growing green energy sector. We hope this potential diversification will help us in offsetting the seasonality of our School Folder business and provide us additional revenue streams.

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

We cannot guarantee that short term cash needs will be met through operations. If additional capital is needed, the president of Community Alliance is prepared to supply additional capital on a loan basis. Future revenues will determine the amount of additional financing necessary to continue operations.

The board of directors has no immediate offering plans in place. The board of directors shall determine the amount and type of financing as our financial situation dictates.

For the six months ended May 31, 2010 and 2009, Community Alliance did not pursue any investing activities.

For the six months ended May 31, 2010, Community Alliance did not pursue any financing activities.

For the six months ended May 31, 2009, Community Alliance had notes payable-borrowings of $10,000 resulting in net cash provided by financing activities of $10,000.

On a long term basis, liquidity is dependent on continuation of operation and receipt of revenues.

Results of Operations

Three Months Ended May 31, 2010 Compared to Three Months Ended May 31,
2009

Revenues were $11,200 for the three months ended May 31, 2010 compared to $500 for the three months ended May 31, 2009. Costs of goods sold were $0 for both periods. We have not sold any new sub-license agreements since early 2006.

Operating expenses decreased from $27,595 for the three months ended May 31, 2009 to $11,299 for the three months ended May 31, 2010. The decrease in these expenses was mainly due to the substantial decrease in general and administrative expenses from $26,262 for the three months ended May 31, 2009 to $11,299 due to reduced legal and accounting fees.

Community Alliance had net loss of $(27,095) for the three months ended May 31, 2009 compared to $(99) for the three months ended May 31, 2010. The decrease in net loss was primarily due to decreased legal and accounting fees as described above.

Six Months Ended May 31, 2010 Compared to Six Months Ended May 31, 2009

Revenues were $15,508 for the six months ended May 31, 2010 compared to $1,000 for the six months ended May 31, 2009. Costs of goods sold were $0 for both periods. We have not sold any new sub-license agreements since early 2006.

Operating expenses decreased from $45,680 for the six months ended May 31, 2009 to $16,081 for the six months ended May 31, 2010. The decrease in these expenses was mainly due to the substantial decrease in general and administrative expenses from $40,347 for the six months ended May 31, 2009 to $16,081 due to reduced legal and accounting fees.

Community Alliance had net loss of $(44,967) for the six months ended May 31, 2009 compared to $(573) for the six months ended May 31, 2010. The decrease in net loss was primarily due to decreased legal and accounting fees as described above.

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


Item 4T.  Controls and Procedures.

During the three months ended May 31, 2010, there were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of May 31, 2010. Based on this evaluation, our chief executive officer and chief principal financial officers have concluded such controls and procedures to be effective as of May 31, 2010 to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms and to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Dated: July 20, 2010

COMMUNITY ALLIANCE, INC.

By: /s/Phillip E. Ray
---------------------------
Phillip E. Ray, Principal Executive Officer