Form 10-Q
period 2010-08-31
Community Alliance, Inc.
filed 2010-10-20
CIK 1443202

UNITED STATES
  SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended August 31, 2010

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission File No. 0-53406

COMMUNITY ALLIANCE, INC.
(Exact name of small business issuer as specified in its charter)

Nevada	42-1663174
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

9595 Six Pines Drive, Suite 8210
The Woodlands, TX 77380
(Address of principal executive offices)

4980 Silver Pine Drive
Castle Rock, Colorado 80108
 (Address of former principal executive offices)

Telephone: 905-228-3290
(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, and accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes ☒ No ☐

As of October 13, 2010, the issuer had 3,507,000 shares of common stock, $0.001 par value per share outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

COMMUNITY ALLIANCE, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS

	(unaudited)
	August 31,	November 30,
	2010	2009
Assets

Current Assets:
Cash	$-	$573
Total Current Assets	-	573
Total Assets	$-	$573

Liabilities and Stockholders' Deficit

Current Liabilities:
Accounts payable	$6,300	$-
Convertible notes payable - related party	29,146	29,050
Total Current Liabilities	35,446	29,050

Total Liabilities	35,446	29,050

Commitments and contingencies

Stockholders' Deficit:
Preferred stock, $.001 par value, 5,000,000 shares
authorized; none issued and outstanding	-	-
Common stock, $.001 par value, 95,000,000 shares
authorized; 3,507,000 issued and outstanding	3,507	3,507
Additional paid-in-capital	85,969	85,969
Deficit accumulated during the development stage	(124,922)	(117,953)
Total Stockholders' Deficit	(35,446)	(28,477)

Total Liabilities and Stockholders' Deficit	$-	$573

See accompanying notes to financial statements

COMMUNITY ALLIANCE, INC.
STATEMENTS OF OPERATIONS
(A DEVELOPMENT STAGE COMPANY)
Three and Nine Months Ended August 31, 2010 and 2009
And the Period From February 22, 2005 (Inception) Through August 31, 2010
(unaudited)

					Inception
	Three Months Ended		Nine Months Ended		through
	August 31,		August 31,		August 31,
	2010	2009	2010	2009	2010
Revenue	$-	$29,563	$15,508	$31,063	114,812

Cost of sales	-	13,127	-	13,127	45,137

Gross Margin	-	16,436	15,508	17,936	69,675

Operating Expenses:
General and administrative expense	6,300	13,558	22,381	51,738	157,044
Amortized license	-	-	-	8,000	36,904
Total operating expenses	6,300	13,558	22,381	59,738	193,948

Operating Income (loss)	(6,300)	2,878	(6,873)	(41,802)	(124,273)

Other income (expense):
Interest expense	(96)	(41)	(96)	(328)	(649)
Net Income (loss)	$(6,396)	$2,837	$(6,969)	$(42,130)	$(124,922)

Basic and diluted loss per share	$(0.00)	$(0.00)	$(0.00)	$(0.02)

Weighted average common shares
outstanding - basic and diluted	3,507,000	3,507,000	3,507,000	2,618,111

See accompanying notes to financial statements

COMMUNITY ALLIANCE, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
Nine Months Ended August 31, 2010 and 2009
And the Period From February 22, 2005 (Inception) Through August 31, 2010
(unaudited)
			Inception
	Nine Months Ended		through
	August 31,		August 31,
	2010	2009	2010
Cash Flows From Operating Activities:
Net loss	$(6,969)	$(42,130)	$(124,922)
Adjustments to reconcile net loss to net
cash used in operating activities:
Compensatory stock issuances	-	-	30,000
Amortization of debt discount	-	-	35,050
Changes in:	-	-	-
Accounts payable	6,300	-	6,300
Accrued interest	96	328	96
Deferred expenses	-	18,654	-
Deferred revenues	-	(1,500)	-
Net cash used in operating activities	(573)	(24,648)	(53,476)

Cash Flows From Financing Activities:
Borrowings from related party	-	-	-
Borrowings on note payable	-	10,000	32,550
Payments on notes payable	-	-	(3,500)
Net cash provided by financing activities	-	10,000	29,050

Net increase (decrease) in cash	(573)	(14,648)	-
Cash at beginning of period	573	21,776	-
Cash at end of period	$-	$7,128	$-

Supplemental Cash Flow Information:
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

Supplemental Non-Cash Information:
Forgiveness of related party debt	$-	$-	$14,426
Common-stock issued for debt	$-	$-	$10,000

See accompanying notes to financial statements

COMMUNITY ALLIANCE, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

Note 1. Basis of Presentation

The accompanying unaudited interim financial statements of Community Alliance, Inc. (the “Company”), a development stage company, have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (“SEC”) and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s latest Annual Report filed with the SEC on Form 10-K. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements that would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year as reported in Form 10-K, have been omitted.

Note 2. Convertible Notes Payable – Related Party

       In June 2009, the Company entered into a Convertible Promissory Note (the “Note”) with American Business Services, Inc., which is owned by Phillip E. Ray, the Company’s former President (the “Lender), pursuant to which the Lender loaned the Company $19,050.  The Note is due and payable on or before December 31, 2010 (the “Maturity Date”).  The Note is interest free until June 1, 2010, after which time it bears interest at the rate of 6% per annum, accrued and compounded monthly and payable on the Maturity Date. In connection with and as consideration for the Lender agreeing to the terms of the Note, the Company issued one million shares of common stock to the Lender.  The Note is convertible into shares of the Company’s common stock, with 20 days prior written notice, at a conversion price equal to (i) the lowest bid price of the Company’s common stock as quoted on any stock exchange in the previous six months, (ii) if not quoted on any stock exchange, the lowest price at which shares were sold to any investor in the previous six months, or (iii) if not listed on an exchange and no shares were sold in the previous six months, at double the par value ($0.001) of the Company’s common stock (the “Conversion Price”).

In November 2009 the Company entered into a second Convertible Promissory Note (the “Second Note”) with the Lender, to which the Lender loaned the Company $10,000.  The Second Note is due and payable on or before December 31, 2010 (the “Second Note Maturity Date”).  The Second Note is interest free until November 18, 2010, after which time it bears interest at the rate of 6% per annum, accrued and compounded monthly and payable on the Second Note Maturity Date.  The Second Note is convertible into shares of the Company’s common stock at the option of Lender with 20 days prior written notice at the Conversion Price which is stated above.

Note 3.  Commitments

Effective February 3, 2010, the Lender transferred and assigned the rights to the Note and the Second Note (the “Notes”) to DLR Associates (“DLR”) an entity owned by the son of Phillip E. Ray, the Company’s former President and the owner of Lender.  On or around May 17, 2010, the Notes were subsequently sold by DLR to RKH Capital Group, which is beneficially owned by Casey Jensen.

Effective May 17, 2010, the Company sold 100% of the outstanding shares of its formerly wholly-owned subsidiary, Our Best Wishes, Inc., to VentureVest Capital, a corporation controlled by the Company’s then officer and Director, Phillip E. Ray in consideration for the forgiveness of $1,000 originally loaned to the Company on September 22, 2009.  As a result, effective as of May 17, 2010, the Company no longer has any subsidiary companies.

Effective on or around May 20, 2010, Phillip E. Ray and Ruth Dailey, the then President, Chief Executive Officer and Director and Treasurer and Director of the Company, respectively (the “Selling Shareholders”) entered into a Stock Purchase Agreement with ATB Company (“ATB”), pursuant to which ATB purchased 2,600,000 shares of the Company’s outstanding common stock held by the Selling Shareholders, representing 74% of the Company’s then outstanding shares of common stock in consideration for $260,000.  As a result of the transaction, a change of control of the Company was affected and ATB, which is beneficially owned by Trevor Porrata, became the Company’s majority shareholder.

Note 4. License Agreements

On or around March 14, 2005, Venitech, LLC, an entity controlled by the Company’s prior officer and Director, Ruth Daily (“Venitech”) granted the former parent company, Fresh Ideas Media, Inc. (which license agreement and rights thereto were subsequently assigned to us), the exclusive license to publish and market two advertising products, the Community Alliance Custom School Take-Home Folder and Our Best Wishes Greeting Card, including the right to use the trademarks, "Community Alliance" and "Our Best Wishes," in 45 states in the United States. In addition, the license agreement granted the sole and exclusive right and license to use and develop the business concept, including copyrights, trademarks, intellectual property and know-how owned or developed by Venitech, for the marketing of the products.

Under a new License Agreement with Venitech, dated April 1, 2009 (the “License Agreement”), which superseded all other agreements and addendums between the parties, Venitech granted the Company the exclusive license to the 45 states and required Venitech to turn over all of the accounts in the State of Colorado, which Venitech had generated, with the exception of Jefferson County, Colorado. The new License Agreement also did away with any royalty fees to be paid on any sales, except that Venitech was to receive ten percent (10%) of the amount received from the Company for the sale of any sub-license.

In consideration for agreeing to enter into the new License Agreement, the Company agreed to issue Ruth Dailey, or former officer and Director, the sole owner of Venitech, 1,000,000 shares of common stock.  The License Agreement was subsequently terminated in June 2010.

On June 10, 2010, the Company entered into an Exclusive Licensing Agreement with Niagara Center Research Corporation (“Niagara” and the “Exclusive Licensing Agreement”) for the rights to use Niagara Center Research Corporation’s Magnetic Vertical Axis Wind Turbine technology patents and other intellectual property associated with it. The Exclusive Licensing Agreement has a 20 year agreement, is world wide and includes sub-licensing rights.  The Company is required to pay a royalty fee of 8% of all net sales of products utilizing the licensed rights.

Note 5.  Subsequent Events

Effective October 19, 2010, Enviro-Energies Holdings, Inc., which James Rowan, the Company’s Director serves as Chairman and President of (“Enviro-Energies”) entered into a Stock Purchase Agreement with ATB, pursuant to which Enviro-Energies purchased 2,600,000 shares of common stock of the Company held by ATB, representing 74% of the Company’s then outstanding shares of common stock in consideration for $357,000.

Effective October 20, 2010, Enviro-Energies the majority shareholder of the Company, approved the resignation of and removal of Phillip E. Ray, A. Terry Ray and Ruth Dailey as Directors of the Company.

Effective October 20, 2010 Mr. Rowan, as sole Director of the Company approved the resignation of and removal of Phillip E. Ray as President and Chief Executive Officer of the Company, A. Terry Ray as Secretary of the Company and Ruth Dailey as Treasurer of the Company.

Also effective October 20, 2010, James Rowan was appointed as the President, Chief Executive Officer, Chief Financial Officer and Secretary of the Company.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

Community Alliance, Inc. (“we,” “us”, “Community Alliance”, the “Company” and words of similar meaning) was incorporated under the laws of the State of Nevada on February 22, 2005. We commenced operations as a specialized advertising and marketing company in mid-2005. We were originally a wholly-owned subsidiary of Fresh Ideas Media, Inc. (“Fresh Ideas”) and were spun out of Fresh Ideas in a Form 10 spinout in March 2009. We acquired the exclusive license in 45 states to publish and market two advertising products, the Community Alliance Custom School Take-Home Folder and Our Best Wishes Direct Mail Greeting Card pursuant to the License Agreement, described below, which has since been terminated.

Community Alliance previously had one subsidiary, Our Best Wishes, Inc. (“Our Best”), which was a wholly-owned subsidiary of Fresh Ideas Media and was assigned to Community Alliance prior to the spin-off, described above. Effective May 17, 2010, the Company sold 100% of the outstanding shares of its formerly wholly-owned subsidiary, Our Best Wishes, Inc. to VentureVest Capital, a corporation controlled by the Company’s then officer and Director, Phillip E. Ray in consideration for the forgiveness of $1,000 originally loaned to the Company on September 22, 2009.  As a result, effective as of May 17, 2010, the Company no longer had any subsidiary companies.

Community Alliance was originally organized for the purpose of selling sub-licenses to publish and market the products in defined territories in the 45 states included in the License Agreement (described below). Our primary business to date prior to June 2010 had been the sale by Community Alliance of sub-licenses to market the custom school take-home folder product in four states. The Community Alliance Custom School Take-Home Folder product was a folder produced by Community Alliance that displayed advertising by community businesses and was distributed free of charge to elementary schools. The schools, in turn, pass out a folder to each student, who uses it to carry homework and school communications home to the parent. Community businesses sponsor their local school and realize marketing value by publishing their advertisement on the folder, which is the main method of communication between home and elementary school.  As a result of the cancellation of the License Agreement, as described below, and the Company’s entry into the Exclusive Licensing Agreement, described below in June 2010, the Company’s current focus is designing, developing and producing economically viable magnetic vertical axis wind turbines (MVAWTS).

License Agreement

On or around March 14, 2005, Venitech, LLC, an entity controlled by our prior officer and Director, Ruth Daily (“Venitech”) granted our former parent company, Fresh Ideas Media, Inc. (which license agreement and rights thereto were subsequently assigned to us), the exclusive license to publish and market two advertising products, the Community Alliance Custom School Take-Home Folder and Our Best Wishes Greeting Card, including the right to use the trademarks, "Community Alliance" and "Our Best Wishes," in 45 states of the United States. In addition, the license agreement granted to us, during the term of the agreement and in the territory of the 45 states, the sole and exclusive right and license to use and develop the business concept, including copyrights, trademarks, intellectual property and know-how owned or developed by Venitech, for the marketing of the products. Under the license agreement, we also obtained the right to sub-license the business concept and related rights in 45 states.

The original license agreement required the payment of $30,000, with an initial payment of $10,000 and payment of 30% of the sub-license fee for each sub-license sold thereafter until the full amount of $30,000 had been paid. Thereafter, we were required to pay Venitech 20% of the sub-license fee for each sub-license sold.

Under a new License Agreement with Venitech, dated April 1, 2009 (the “License Agreement”), which superseded all other agreements and addendums between the parties, Venitech granted us the exclusive license to the 45 states and required Venitech to turn over all of the accounts in the State of Colorado, which Venitech had generated, with the exception of Jefferson County, Colorado. The new License Agreement also did away with any royalty fees to be paid on any sales, except that Venitech was to receive ten percent (10%) of the amount received from us for the sale of any sub-license.

In consideration for agreeing to enter into the new License Agreement, we agreed to issue Ruth Dailey, or former officer and Director, the sole owner of Venitech, 1,000,000 shares of common stock.  As described below, the License Agreement was terminated effective in June 2010.

Convertible Promissory Notes

In June 2009, the Company entered into a Convertible Promissory Note (the “Note”) with American Business Services, Inc., which is owned by Phillip E. Ray, the Company’s former President (the “Lender), which restated a prior debt of $29,050, of which $10,000 was converted into 1,000,000 shares of common stock of the Company (at $0.01 per share in June 2009) and which therefore documented the remaining $19,050 previously loaned by the Lender to the Company.  The Note is due and payable on or before December 31, 2010 (the “Maturity Date”).  The Note is interest free until June 1, 2010, after which time it bears interest at the rate of 6% per annum, accrued and compounded monthly and payable on the Maturity Date. In connection with and as consideration for the Lender agreeing to the terms of the Note, the Company issued one million shares of common stock to the Lender.  The Note is convertible into shares of the Company’s common stock, with 20 days prior written notice, at a conversion price equal to (i) the lowest bid price of the Company’s common stock as quoted on any stock exchange in the previous six months, (ii) if not quoted on any stock exchange, the lowest price at which shares were sold to any investor in the previous six months, or (iii) if not listed on an exchange and no shares were sold in the previous six months, at double the par value ($0.001) of the Company’s common stock, currently $0.002 per share (the “Conversion Price”).

In November 2009 the Company entered into a second Convertible Promissory Note (the “Second Note”) with the Lender, to which the Lender loaned the Company $10,000.  The Second Note is due and payable on or before December 31, 2010 (the “Second Note Maturity Date”).  The Second Note is interest free until November 18, 2010, after which time it bears interest at the rate of 6% per annum, accrued and compounded monthly and payable on the Second Note Maturity Date.  The Second Note is convertible into shares of the Company’s common stock at the option of Lender with 20 days prior written notice at the Conversion Price.

Recent Events:

Effective February 3, 2010, the Lender transferred and assigned the rights to the Note and the Second Note (the “Notes”) to DLR Associates (“DLR”) an entity owned by the son of Phillip E. Ray, the Company’s former President and the owner of Lender.  On or around May 17, 2010, the Notes were subsequently sold by DLR to RKH Capital Group, which is beneficially owned by Casey Jensen.

Effective May 17, 2010, the Company sold 100% of the outstanding shares of its formerly wholly-owned subsidiary, Our Best Wishes, Inc., to VentureVest Capital, a corporation controlled by the Company’s then officer and Director, Phillip E. Ray in consideration for the forgiveness of $1,000 originally loaned to the Company on September 22, 2009.  As a result, effective as of May 17, 2010, the Company no longer has any subsidiary companies.

Effective May 19, 2010, James Rowan was appointed as a Director of the Company.

Effective on or around May 20, 2010, Phillip E. Ray and Ruth Dailey, the then President, Chief Executive Officer and Director and Treasurer and Director of the Company, respectively (the “Selling Shareholders”) entered into a Stock Purchase Agreement with ATB Company (“ATB”), pursuant to which ATB purchased 2,600,000 shares of the Company’s outstanding common stock held by the Selling Shareholders, representing 74% of the Company’s then outstanding shares of common stock in consideration for $260,000.  As a result of the transaction, a change of control of the Company was affected and ATB, which is beneficially owned by Trevor Porrata, became the Company’s majority shareholder.

On June 10, 2010, we entered into an Exclusive Licensing Agreement with Niagara Center Research Corporation (“Niagara” and the “Exclusive Licensing Agreement”) for the rights to use Niagara Center Research Corporation’s Magnetic Vertical Axis Wind Turbine technology patents and other intellectual property associated with it.

Mr. James Rowan, our Director, founded and currently acts as the Chief Technical Officer of Niagara Center Research Corporation.  Mr. Rowan’s wife, Sharon Rowan, is the President of Niagara Center Research Corporation.

The Exclusive Licensing Agreement has a 20 year agreement, is world wide and includes sub-licensing rights.  We are required to pay a royalty fee of 8% of all net sales of products utilizing the licensed rights.

Effective June 11, 2010, the Company and Venitech agreed to cancel and terminate the License Agreement.

Effective October 20, 2010, Enviro-Energies Holdings, Inc., which James Rowan, our Director serves as Chairman and President of (“Enviro-Energies”) entered into a Stock Purchase Agreement with ATB, pursuant to which Enviro-Energies purchased 2,600,000 shares of common stock of the Company held by ATB, representing 74% of the Company’s then outstanding shares of common stock in consideration for $357,000.

Effective October 20, 2010, Enviro-Energies the majority shareholder of the Company, approved the resignation of and removal of Phillip E. Ray, A. Terry Ray and Ruth Dailey as Directors of the Company.

Effective October 20, 2010 Mr. Rowan, as sole Director of the Company approved the resignation of and removal of Phillip E. Ray as President and Chief Executive Officer of the Company, A. Terry Ray as Secretary of the Company and Ruth Dailey as Treasurer of the Company.

Also effective October 20, 2010, James Rowan was appointed as the President, Chief Executive Officer, Chief Financial Officer and Secretary of the Company.  Mr. Rowan’s biographical information is provided below.

James Rowan, age 50

Mr. Rowan has many years of experience in the areas of product development, marketing, sales and technology.   From January 2008 to the present, Mr. Rowan has acted as Chairman and CEO of Enviro-Energies Holdings, Inc., the primary company of the Enviro-Energies group of companies.  Also from March 1995 to present, Mr. Rowan founded and acted as Chief Technical Officer of Niagara Center Research Corporation (“NCRC”), where he (a) invented a number of items that have been patented including the MVAWT patent of Enviro-Energies; and (b) performed services for multiple companies in connection with NCRC, including AquaCendi Inc., Emerald Urban Energies and AquaTherm Energy Inc., which have various projects in research and development. Through NCRC, and from 1995 to 1999, Mr. Rowan founded and served as President of Co CanopCo Inc. (“CanopCo”), Canada’s first Alternate Operator Services Provider, when that country’s telecommunications were deregulated.  CanopCo (since acquired by a conglomerate and renamed) provided operator assisted calls to payphone companies, hotels, CLEC’s and long distance providers. Mr. Rowan designed CanopCo’s operator services platform.  In 1996, Mr. Rowan wrote the book Call Center Continuity Planning published by Auerbach Publishing (CRC Press), co-authored with Sharon Rowan, his wife.  From December 1989 to March 1995, Mr. Rowan served as a salesman and broker with Remax and Century 21.   From June 1987 to January 1989, Mr. Rowan served as President of Gander Games, Inc.  Mr. Rowan is a certified disaster recovery planner and has military training with radar and radar countermeasures.  Mr. Rowan also served in the Canadian Armed Forces from June 1977 to November 1988, obtaining the rank of Master Corporal.

Plan of Operations

Moving forward, the Company anticipates entering into a share exchange or acquisition agreement with Enviro Energies, which transaction may include the cancellation of the 2,600,000 shares currently held by Enviro-Energies, which entity focuses on wind turbine technology.  Such transaction will likely include the issuance of a significant number of shares of common stock of the Company to the shareholders of Enviro-Energies, which transaction will cause immediate and substantial dilution to the Company’s then shareholders.  Following the consummation of the planned combination, the Company and in furtherance of the Executive Licensing Agreement, the Company anticipates focusing on wind turbine technology and products.  We plan to file a Form 8-K in the future, following the consummation of the planned combination, which will include Form 10 type information regarding the combination, the Company’s future operations, risk factors, results of operations and other information, including audited financial statements of the company acquired or merged with.

 Critical Accounting Policies

The preparation of financial statements in conformity with generally accepted accounting principles generally requires us to make judgments, estimates, and assumptions in the preparation of our financial statements and accompanying notes.  Actual results may differ from these estimates under different assumptions or conditions. We believe that there have been no significant changes in our critical accounting policies as discussed in our Annual Report on Form 10-K for the year ended November 30, 2009.

Results of Operations and Financial Condition

Comparison of the Three Months Ended August 31, 2010 with the Three Months Ended August 31, 2009

Net Sales. Sales for the three months ended August 31, 2010 were $0 compared with sales of $29,563 for the three months ended August 31, 2009.  The decrease in sales mainly resulted from the termination of the Licensing Agreement with Venitech in June 2010.

Cost of Sales. Cost of sales for the three months ended August 31, 2010 were $0, as the Company had no sales, compared to cost of sales of $13,127 for the three months ended August 31, 2009.  The decrease in cost of sales was a result of the Company’s decrease in sales over the same period.

General and Administrative Expenses.  General and administrative expenses for the three months ended August 31, 2010 were $6,300, compared with $13,558 for the three months ended August 31, 2009. The decrease in general and administrative expenses was primarily due to a reduction in professional service fees.

Interest Expense.  We had interest expense of $96 for the three months ended August 31, 2010, compared to interest expense of $41 for the three months ended August 31, 2009.  The Note (as defined below), entered into in June 2009, did not accrue any interest until June 1, 2010 and the Second Note (as defined below), entered into in November 2009, does not accrue any interest until November 18, 2010.

Net Loss. We had a net loss of $6,396 for the three months ended August 31, 2010, compared to net income of $2,837 for the three months ended August 31, 2009.   The change to a net loss for the three months ended August 31, 2010, compared to net income for the three months ended August 31, 2009, was due to the fact that the Company had no sales for the three months ended August 31, 2010, compared to $29,563 of sales for the three months ended August 31, 2009.

Comparison of the Nine Months Ended August 31, 2010 with the Nine Months Ended August 31, 2009

Net Sales. Sales for the nine months ended August 31, 2010 were $15,508 compared with sales of $31,063 for the nine months ended August 31, 2009, a decrease of $15,555 or 50% from the prior period.  The decrease in sales mainly resulted the termination of the Licensing Agreement with Venitech in June 2010.

Cost of Sales. Cost of sales for the nine months ended August 31, 2010 were $0, compared to cost of sales of $13,127 for the nine months ended August 31, 2009.  The decrease in cost of sales was mainly a result of the Company’s decrease in sales over the same period.

General and Administrative Expenses.  General and administrative expenses for the nine months ended August 31, 2010 were $22,381, compared with $51,738 for the nine months ended August 31, 2009, a decrease of $29,357 or 56.7% from the prior period. The decrease in expenses was primarily related to a reduction in professional service fees.

Amortized License.  The Company had $8,000 of amortized license expense for the nine months ended August 31, 2009, compared to no amortized license expense for the nine months ended August 31, 2010.  Amortized license expense for the nine months ended August 31, 2009 was in connection with the License Agreement described above.

Interest Expense.  We had interest expense of $96 for the nine months ended August 31, 2010, compared to interest expense of $328 for the nine months ended August 31, 2009.  The decrease in interest expense was due to a reduction in the amount of our interest accruing notes payable for the nine months ended August 31, 2010, compared to the nine months ended August 31, 2009.   The Note (as defined below), entered into in June 2009, did not accrue any interest until June 1, 2010 and the Second Note (as defined below), entered into in November 2009, does not accrue any interest until November 18, 2010.

Net Loss. We had a net loss of $6,969 for the nine months ended August 31, 2010, compared to a net loss of $42,130 for the nine months ended August 31, 2009, a decrease in net loss of $35,161 from the prior period, which decrease in net loss was primarily due to the decrease in general and administrative expenses which was offset by the decrease in sales.

Liquidity and Capital Resources

We had no assets as of August 31, 2010. We had total liabilities of $35,446, consisting solely of current liabilities and negative working capital of $35,446 as of August 31, 2010.  Current liabilities of $35,446 as of August 31, 2010 included $29,146 of convertible notes payable, related party in connection with the Convertible Promissory Notes described below, and accounts payable of $6,300.

As of August 31, 2010, we had a total deficit accumulated during the development stage of $124,922.

In June 2009, the Company entered into a Convertible Promissory Note (the “Note”) with American Business Services, Inc., which is owned by Phillip E. Ray, the Company’s former President (the “Lender), which restated a prior debt of $29,050, of which $10,000 was converted into 1,000,000 shares of common stock of the Company (at $0.01 per share in June 2009) and which therefore documented the remaining $19,050 previously loaned by the Lender to the Company.  The Note is due and payable on or before December 31, 2010 (the “Maturity Date”).  The Note is interest free until June 1, 2010, after which time it bears interest at the rate of 6% per annum, accrued and compounded monthly and payable on the Maturity Date. In connection with and as consideration for the Lender agreeing to the terms of the Note, the Company issued one million shares of common stock to the Lender.  The Note is convertible into shares of the Company’s common stock, with 20 days prior written notice, at a conversion price equal to (i) the lowest bid price of the Company’s common stock as quoted on any stock exchange in the previous six months, (ii) if not quoted on any stock exchange, the lowest price at which shares were sold to any investor in the previous six months, or (iii) if not listed on an exchange and no shares were sold in the previous six months, at double the par value ($0.001) of the Company’s common stock, currently $0.002 per share (the “Conversion Price”).

In November 2009 the Company entered into a second Convertible Promissory Note (the “Second Note”) with the Lender, to which the Lender loaned the Company $10,000.  The Second Note is due and payable on or before December 31, 2010 (the “Second Note Maturity Date”).  The Second Note is interest free until November 18, 2010, after which time it bears interest at the rate of 6% per annum, accrued and compounded monthly and payable on the Second Note Maturity Date.  The Second Note is convertible into shares of the Company’s common stock at the option of Lender with 20 days prior written notice at the Conversion Price.

Effective February 3, 2010, the Lender transferred and assigned the rights to the Note and the Second Note (the “Notes”) to DLR Associates (“DLR”) an entity owned by the son of Phillip E. Ray, the Company’s former President and the owner of Lender.  On or around May 17, 2010, the Notes were subsequently sold by DLR to RKH Capital Group, which is beneficially owned by Casey Jensen.

We had net cash used in operating activities of $573 for the nine months ended August 31, 2010, which consisted of $6,969 of net loss offset by an increase of $6,300 in accounts payable and $96 of accrued interest.

Off-Balance Sheet Arrangements

None.

Recent Accounting Pronouncements

For the period ended August 31, 2010, there were no accounting standards or interpretations issued that are expected to have a material impact on our financial position, operations or cash flows.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

Not Applicable.

ITEM 4. CONTROLS AND PROCEDURES

(a)           Evaluation of disclosure controls and procedures. Our Chief Executive Officer and Principal Financial Officer, after evaluating the effectiveness of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Quarterly Report on Form 10-Q (the "Evaluation Date"), has concluded that as of the Evaluation Date, our disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

(b)           Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting during our most recent fiscal quarter that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, we may become party to litigation or other legal proceedings that we consider to be a part of the ordinary course of our business. We are not currently involved in legal proceedings that could reasonably be expected to have a material adverse effect on our business, prospects, financial condition or results of operations. We may become involved in material legal proceedings in the future.

ITEM 1A. RISK FACTORS

An investment in our common stock is highly speculative, and should only be made by persons who can afford to lose their entire investment in us. You should carefully consider the following risk factors and other information in this quarterly report before deciding to become a holder of our common stock. If any of the following risks actually occur, our business and financial results could be negatively affected to a significant extent.

WE REQUIRE ADDITIONAL CAPITAL IN ORDER TO TAKE THE NECESSARY STEPS TO GROW OUR BUSINESS.

As of August 31, 2010, we had no assets, a working capital deficit of $35,446 and a deficit accumulated during the development stage of $124,922.  Currently, we do not have sufficient available funds to develop and grow our business.  If we cannot secure additional financing, our growth and operations could be impaired by limitations on our access to capital. There can be no assurance that capital from outside sources will be available, or if such financing is available, that it will be on terms that management deems sufficiently favorable. If we are unable to obtain additional financing upon terms that management deems sufficiently favorable, or at all, it would have a material adverse impact upon our ability to conduct our business operations and pursue our expansion strategy.   In the event we do not raise additional capital from conventional sources, it is likely that we may need to scale back or curtail implementing our business plan, which could cause any securities in the Company to be worthless.

WE HAVE OUTSTANDING PROMISSORY NOTES WHICH CAN BE CONVERTED INTO A SIGNIFICANT NUMBER OF SHARES OF COMMON STOCK AT THE OPTION OF THE HOLDER OF SUCH NOTES, AND WHICH CONVERSION WOULD TRIGGER A CHANGE IN CONTROL OF THE COMPANY.

In June 2009, the Company entered into a Convertible Promissory Note (the “Note”) with American Business Services, Inc., which is owned by Phillip E. Ray, the Company’s former President (the “Lender), pursuant to which the Lender loaned the Company $19,050.  The Note is due and payable on or before December 31, 2010 (the “Maturity Date”).  The Note is interest free until June 1, 2010, after which time it bears interest at the rate of 6% per annum, accrued and compounded monthly and payable on the Maturity Date. In connection with and as consideration for the Lender agreeing to the terms of the Note and in consideration for $10,000 owed pursuant to a prior note, the Company issued one million shares of common stock to the Lender.  The Note is convertible into shares of the Company’s common stock, with 20 days prior written notice, at a conversion price equal to (i) the lowest bid price of the Company’s common stock as quoted on any stock exchange in the previous six months, (ii) if not quoted on any stock exchange, the lowest price at which shares were sold to any investor in the previous six months, or (iii) if not listed on an exchange and no shares were sold in the previous six months, at double the par value ($0.001) of the Company’s common stock (the “Conversion Price”), currently $0.002 per share. In November 2009, the Company entered into a second Convertible Promissory Note (the “Second Note”) with the Lender, to which the Lender loaned the Company $10,000.  The Second Note is due and payable on or before December 31, 2010 (the “Second Note Maturity Date”).  The Second Note is interest free until November 18, 2010, after which time it bears interest at the rate of 6% per annum, accrued and compounded monthly and payable on the Second Note Maturity Date.  The Second Note is convertible into shares of the Company’s common stock at the option of Lender with 20 days prior written notice at the Conversion Price.  Effective February 3, 2010, the Lender transferred and assigned the rights to the Note and the Second Note (the “Notes”) to DLR Associates (“DLR”) an entity owned by the son of Phillip E. Ray, the Company’s former President and the owner of Lender.  On or around May 17, 2010, the Notes were subsequently sold by DLR to RKH Capital Group, which is beneficially owned by Casey Jensen.  As the Company’s common stock is not currently traded on any exchange, and no sales of the Company’s common stock to investors have been made in the last six months, the current Conversion Price of the Note and Second Note is double the par value of the common stock, $0.002 per share.  As such, if fully converted, the principal amount of the Note and Second Note would convert into 14,525,000 shares of our common stock, representing 80% of our then outstanding shares of common stock.  As a result, if the Note and Second Note were to be converted into shares of common stock, we could experience a change of control and any common stock shareholders of the Company would experience extreme dilution.

WE HAVE HISTORICALLY GENERATED LIMITED REVENUES.

To date we have only generated limited revenues as a result of our operations.  Furthermore, we anticipate our expenses increasing in the future.  We do not currently generate significant revenues and have only limited operations.  We can make no assurances that we will be able to generate any revenues in the future, that we will have sufficient funding to support our operations and pay our expenses and/or that we will be able to gain clients in the future to build our business operations.  In the event we are unable to generate revenues and/or support our operations, we will be forced to curtail and/or abandon our current business plan and any investment in the Company could become worthless.

WE HAVE HAD DISCUSSIONS IN CONNECTION WITH A MERGER, ACQUISITION AND/OR  COMBINATION OPPORTUNITY AND MAY CHOOSE TO ENTER INTO A MERGER, ACQUISITION AND/OR COMBINATION TRANSACTION IN THE FUTURE, INCLUDING A TRANSACTION WITH A RELATED PARTY.

We have had discussions with related parties (including Enviro-Energies, our largest shareholder) seeking to merge, acquire and/or enter into a business combination with us. While we have not entered into any definitive agreements or understandings to merge with, acquire or enter into a business combination with any entity to date (including Enviro-Energies), in the event that we do enter into a merger, acquisition and/or combination with a separate company in the future, new shares of common stock could be issued resulting in substantial dilution to our then current shareholders. Additionally, the composition of our Board of Directors and management may change. Additionally, our business focus may change and we can make no assurances that our management will be able to properly manage our direction or that this change in our business focus will be successful. If we do enter into a merger, acquisition or combination, and our management fails to properly manage and direct our operations, we may be forced to scale back or abandon our operations, which will cause the value of our common stock to decline or become worthless. Furthermore, as described above, any merger, acquisition or combination could cause substantial dilution to our existing shareholders.  We have not finalized any merger or acquisition agreements as of the date of this filing.

SHAREHOLDERS WHO HOLD UNREGISTERED SHARES OF OUR COMMON STOCK ARE SUBJECT TO RESALE RESTRICTIONS PURSUANT TO RULE 144, DUE TO OUR STATUS AS A “SHELL COMPANY.”

Pursuant to Rule 144 of the Securities Act of 1933, as amended (“Rule 144”), a “shell company” is defined as a company that has no or nominal operations; and, either no or nominal assets; assets consisting solely of cash and cash equivalents; or assets consisting of any amount of cash and cash equivalents and nominal other assets.  As such, we are a “shell company” pursuant to Rule 144, and as such, sales of our securities pursuant to Rule 144 are not able to be made until 1) we have ceased to be a “shell company; 2) we are subject to Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, and have filed all of our required periodic reports for the prior one year period; and a period of at least twelve months has elapsed from the date “Form 10 information” has been filed with the Commission reflecting the Company’s status as a non-“shell company.”  Because none of our securities can be sold pursuant to Rule 144, until at least a year after we cease to be a “shell company”, any securities in the Company and any securities that we issue to consultants, or employees, in consideration for services rendered or for any other purpose will have no liquidity until and unless such securities are registered with the Commission, an exemption for sales can be relied upon other than Rule 144 and/or until a year after we cease to be a “shell company” and have complied with the other requirements of Rule 144, as described above.  As a result, you may never be able to sell shares you purchase in the Company, and it may be harder for us to fund our operations and pay our consultants with our securities instead of cash.  Furthermore, it will be harder for us to raise funding through the sale of debt or equity securities unless we agree to register such securities with the Commission, which could cause us to expend additional resources in the future.  Our status as a “shell company” could prevent us from raising additional funds, engaging consultants, using our securities to pay for any acquisitions, which could cause the value of our securities, if any, to decline in value or become worthless.   Furthermore, as we may not ever cease to be a “shell company,” investors who purchase shares of our securities may be forced to hold such securities indefinitely.

OUR SOLE OFFICER AND DIRECTOR EXERCISES MAJORITY VOTING CONTROL OVER THE COMPANY AND CONTROL OVER CORPORATE DECISIONS INCLUDING THE APPOINTMENT OF NEW DIRECTORS.

James Rowan, our sole officer and Director exercises voting control over 2,600,000 shares of common stock, representing 74% of our outstanding common stock held by Enviro-Energies, which he serves as Chairman and President of, as of the date of this report.  Therefore, Mr. Rowan (through his control of Enviro-Energies) will exercise control in determining the outcome of all corporate transactions or other matters, including the election and removal of Directors, mergers, consolidations, the sale of all or substantially all of our assets, and also the power to prevent or cause a change in control. Any investors who purchase shares will be minority shareholders and as such will have little to no say in the direction of the Company and the election of Directors. Additionally, it will be difficult if not impossible for investors to remove Mr. Rowan as a Director of the Company, which will mean he will remain in control of who serves as officers of the Company as well as whether any changes are made in the Board of Directors. As a potential investor in the Company, you should keep in mind that even if you own shares of the Company's Common Stock and wish to vote them at annual or special shareholder meetings, your shares will likely have little effect on the outcome of corporate decisions.

OUR LIMITED OPERATING HISTORY MAKES IT DIFFICULT TO FORECAST OUR FUTURE RESULTS, MAKING ANY INVESTMENT IN US HIGHLY SPECULATIVE.

We have a limited operating history, and our historical financial and operating information is of limited value in predicting our future operating results.  We may not accurately forecast customer behavior and recognize or respond to emerging trends, changing preferences or competitive factors facing us, and, therefore, we may fail to make accurate financial forecasts.  Our current and future expense levels are based largely on our investment plans and estimates of future revenue.  As a result, we may be unable to adjust our spending in a timely manner to compensate for any unexpected revenue shortfall, which could then force us to curtail or cease our business operations.

OUR LOSSES RAISE DOUBT AS TO WHETHER WE CAN CONTINUE AS A GOING CONCERN.

We had cumulative net losses through August 31, 2010 of $124,922 and had a working capital deficit at August 31, 2010 of $35,446.  These factors among others indicate that we may be unable to continue as a going concern, particularly in the event that we cannot generate revenues, obtain additional financing and/or attain profitable operations. As such, there is substantial doubt as to our ability to continue as a going concern.  The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty and if we cannot continue as a going concern, your investment in us could become devalued or worthless.

WE DO NOT CURRENTLY HAVE A PUBLIC MARKET FOR OUR SECURITIES. IF THERE IS A MARKET FOR OUR SECURITIES IN THE FUTURE, SUCH MARKET MAY BE VOLATILE AND ILLIQUID.

In or around June 2009, we obtained quotation for our common stock on the Over-The-Counter Bulletin Board (“OTCBB”) under the symbol COMA.OB.  However, there is currently no public market for our common stock, and we can make no assurances that there will be a public market for our common stock in the future. If there is a market for our common stock in the future, we anticipate that such market would be illiquid and would be subject to wide fluctuations in response to several factors, including, but not limited to:

(1) actual or anticipated variations in our results of operations;

(2) our ability or inability to generate revenues;

(3) increased competition; and

(4) conditions and trends in our industry.

Furthermore, our stock price may be impacted by factors that are unrelated or disproportionate to our operating performance. These market fluctuations, as well as general economic, political and market conditions, such as recessions, interest rates or international currency fluctuations may adversely affect the market price and liquidity of our common stock.

INVESTORS MAY FACE SIGNIFICANT RESTRICTIONS ON THE RESALE OF OUR COMMON STOCK DUE TO FEDERAL REGULATIONS OF PENNY STOCKS.

Once our common stock will be subject to the requirements of Rule 15(g)9, promulgated under the Securities Exchange Act as long as the price of our common stock is below $5.00 per share. Under such rule, broker-dealers who recommend low-priced securities to persons other than established customers and accredited investors must satisfy special sales practice requirements, including a requirement that they make an individualized written suitability determination for the purchaser and receive the purchaser's consent prior to the transaction. The Securities Enforcement Remedies and Penny Stock Reform Act of 1990, also requires additional disclosure in connection with any trades involving a stock defined as a penny stock. Generally, the Commission defines a penny stock as any equity security not traded on an exchange or quoted on NASDAQ that has a market price of less than $5.00 per share. The required penny stock disclosures include the delivery, prior to any transaction, of a disclosure schedule explaining the penny stock market and the risks associated with it. Such requirements could severely limit the market liquidity of the securities and the ability of purchasers to sell their securities in the secondary market.

IF WE ARE LATE IN FILING OUR QUARTERLY OR ANNUAL REPORTS WITH THE SEC, WE MAY BE DE-LISTED FROM THE OVER-THE-COUNTER BULLETIN BOARD.

Pursuant to Over-The-Counter Bulletin Board ("OTCBB") rules relating to the timely filing of periodic reports with the SEC, any OTCBB issuer which fails to file a periodic report (Form 10-Q's or 10-K's) by the due date of such report (not withstanding any extension granted to the issuer by the filing of a Form 12b-25), three (3) times during any twenty-four (24) month period is automatically de-listed from the OTCBB. Such removed issuer would not be re-eligible to be listed on the OTCBB for a period of one-year, during which time any subsequent late filing would reset the one-year period of de-listing. As we were late in filing our Form 10-Q for the quarter ended February 28, 2010, if we are late in our filings two times in any twenty-four (24) month period following our February 28, 2010 Form 10-Q filing, or any three times in any periods subsequent to the filing of our Form 10-Q for the period ending February 28, 2012, and are de-listed from the OTCBB, our securities may become worthless and we may be forced to curtail or abandon our business plan.

SHAREHOLDERS MAY BE DILUTED SIGNIFICANTLY THROUGH OUR EFFORTS TO OBTAIN FINANCING AND SATISFY OBLIGATIONS THROUGH THE ISSUANCE OF ADDITIONAL SHARES OF OUR COMMON STOCK.

We have no committed source of financing. Wherever possible, our Board of Directors will attempt to use non-cash consideration to satisfy obligations. In many instances, we believe that the non-cash consideration will consist of restricted shares of our common stock. Our Board of Directors has authority, without action or vote of the shareholders, to issue all or part of the authorized but unissued shares of common stock. In addition, if a trading market develops for our common stock, we may attempt to raise capital by selling shares of our common stock, possibly at a discount to market. These actions will result in dilution of the ownership interests of existing shareholders, may further dilute common stock book value, and that dilution may be material. Such issuances may also serve to enhance existing management’s ability to maintain control of the Company because the shares may be issued to parties or entities committed to supporting existing management.

WE HAVE NOT AND DO NOT ANTICIPATE PAYING ANY CASH DIVIDENDS ON OUR COMMON STOCK AND BECAUSE OF THIS OUR SECURITIES COULD FACE DEVALUATION IN THE MARKET.

We have paid no cash dividends on our common stock to date and it is not anticipated that any cash dividends will be paid to holders of our common stock in the foreseeable future. While our dividend policy will be based on the operating results and capital needs of our business operations, it is anticipated that any earnings will be retained to finance our business operations and future expansion.

STATE SECURITIES LAWS MAY LIMIT SECONDARY TRADING, WHICH MAY RESTRICT THE STATES IN WHICH AND CONDITIONS UNDER WHICH YOU CAN SELL SHARES.

Secondary trading in our common stock will not be possible in any state until the common stock is qualified for sale under the applicable securities laws of the state or there is confirmation that an exemption, such as listing in certain recognized securities manuals, is available for secondary trading in the state. If we fail to register or qualify, or to obtain or verify an exemption for the secondary trading of the common stock in any particular state, the common stock could not be offered or sold to, or purchased by, a resident of that state. In the event that a significant number of states refuse to permit secondary trading in our common stock, the liquidity for the common stock could be significantly impacted.

BECAUSE WE ARE NOT SUBJECT TO COMPLIANCE WITH RULES REQUIRING THE ADOPTION OF CERTAIN CORPORATE GOVERNANCE MEASURES, OUR STOCKHOLDERS HAVE LIMITED PROTECTIONS AGAINST INTERESTED DIRECTOR TRANSACTIONS, CONFLICTS OF INTEREST AND SIMILAR MATTERS.

The Sarbanes-Oxley Act of 2002, as well as rule changes proposed and enacted by the SEC, the New York and American Stock Exchanges and the Nasdaq Stock Market, as a result of Sarbanes-Oxley, require the implementation of various measures relating to corporate governance. These measures are designed to enhance the integrity of corporate management and the securities markets and apply to securities that are listed on those exchanges or the Nasdaq Stock Market. Because we are not presently required to comply with many of the corporate governance provisions and because we chose to avoid incurring the substantial additional costs associated with such compliance any sooner than legally required, we have not yet adopted these measures.

Because our Directors are not independent directors, we do not currently have independent audit or compensation committees. As a result, our Directors have the ability to, among other things, determine their own level of compensation. Until we comply with such corporate governance measures, regardless of whether such compliance is required, the absence of such standards of corporate governance may leave our stockholders without protections against interested director transactions, conflicts of interest, if any, and similar matters and any potential investors may be reluctant to provide us with funds necessary to expand our operations.

We intend to comply with all corporate governance measures relating to director independence as and when required. However, we may find it very difficult or be unable to attract and retain additional qualified officers, Directors and members of board committees required to provide for our effective management as a result of the Sarbanes-Oxley Act of 2002. The enactment of the Sarbanes-Oxley Act of 2002 has resulted in a series of rules and regulations by the SEC that increase responsibilities and liabilities of Directors and executive officers. The perceived increased personal risk associated with these recent changes may make it more costly or deter qualified individuals from accepting these roles.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. (REMOVED AND RESERVED)

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

(a)   Exhibits

Exhibit Number	Description of Exhibit

10.1(1)	Convertible Promissory Note ($19,050)
10.2(1)	Convertible Promissory Note ($10,000)
10.3*	Licensing Agreement with Niagara Center Research
10.4*	Stock Purchase Agreement (ATB Company and Enviro-Energies Holdings, Inc.)
31*	Certificate of the Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32*	Certificate of the Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Filed herewith.

(1) Filed as an exhibit to the Company’s Form 10-K Annual Report, filed with the Commission on November 30, 2009, and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMMUNITY ALLIANCE, INC.

Date: October 20, 2010

/s/ James Rowan
By:    James Rowan
Title: Chief Executive Officer
(Principal Executive Officer and Principal Accounting Officer/Principal Financial Officer)